Form 10-Q
period 1997-11-30
WESTOWER CORP
filed 1998-01-15
CIK 1043274

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACTOF 1934

         For the quarterly period ended November 30, 1997



[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

         For the transition period from  ___________________ to _______________




                         COMMISSION FILE NUMBER 1-132963


                              WESTOWER CORPORATION
                 (Name of small business issuer in its charter)

         Washington                  1623                          91-1825860
(State or jurisdiction of  (Primary Standard Industrial       (I.R.S. Employer
Incorporation or Organization)Classification Code Number)Identification  Number)


                              Westower Corporation
                               7001 NE 40th Avenue
                           Vancouver, Washington 98661
                                 (360) 750-9355
           (Address and telephone number of principal executive offices and principal place of business)


Check whether the issuer:

(1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and

(2)   has been subject to such filing requirements for the past 90 days

                                 Yes /X/ No / /



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                        5,035,000 as of December 1, 1997

                              WESTOWER CORPORATION


                                      INDEX


                                                                 Page

PART I - FINANCIAL INFORMATION

         ITEM 1 - FINANCIAL STATEMENTS

         Consolidated Balance Sheets of Westower Corporation
         at November 30, 1996 and 1997 (unaudited)                 3

         Consolidated Statements of Earnings of Westower Corporation for the three and nine-month periods ended
         November 30, 1996 and 1997 (unaudited)                    4

         Consolidated Statements of Cash Flows of Westower Corporation for the nine-month periods ended November 30, 1996
         and 1997 (unaudited)                                      5

         Notes to the Consolidated Financial Statements of Westower Corporation
         as of November 30, 1996 and 1997 (unaudited)              6

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION                                         7


PART II  - OTHER INFORMATION                                       8

         ITEM 1 - LEGAL PROCEEDINGS

         ITEM 2 - CHANGES IN SECURITIES

         ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         ITEM 4 - SUBMISSION OF MATTTERS TO A VOTE OF SECURITY HOLDERS

         ITEM 5 - OTHER INFORMATION

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         SIGNATURES

                              WESTOWER CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                           November 30, 1996 and 1997
                                  (Unaudited)

                                                       1996           1997

ASSETS

CURRENT ASSETS
       Cash                                        $   891,733   $ 7,677,859
       Accounts receivable, net                      2,473,628     4,386,870
       Costs and estimated earnings in excess of
         billings on uncompleted contracts             324,891     1,009,923
       Inventory (Note 2)                              439,605       760,221

                                                     4,129,857    13,834,873

PROPERTY, AND EQUIPMENT, net                         1,601,871     1,857,948
       Other assets, net                                57,238       255,333

       Total assets                                $ 5,788,966   $15,948,154

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Trade accounts payable                      $ 2,500,106   $ 2,376,635
       Billings in excess of costs and estimated
         earnings on uncompleted contracts             156,179       206,356
       Current portion of long-term debt               471,017       410,473
       Deferred income taxes                           480,000     1,831,384

       Total current liabilities                     3,607,302     4,824,848

LONG-TERM DEBT                                          78,682        43,872

NOTES PAYABLE TO RELATED PARTIES                       572,211

       Total liabilities                             4,258,195     4,868,720

REDEEMABLE PREFERRED STOCK                             450,000       450,000

STOCKHOLDERS' EQUITY
       Capital stock                                    30,000     7,554,585
       Foreign currency translation adjustment          31,333        26,777
       Retained earnings                             1,019,438     3,048,072

       Total stockholders' equity                    1,080,771    10,629,434

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                           $ 5,788,966   $15,948,154

                              WESTOWER CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                            For the Three Months Ended For the Nine Months Ended
                                      November 30             November 30
                                    1996        1997       1996          1997

Revenues Earned                $  4,279,272  $6,241,224 $12,066,720 $16,487,201

Cost of Revenues Earned           3,278,722   4,554,838   9,310,104  12,179,315

       Gross Profit               1,000,550   1,686,386   2,756,616   4,307,886

Selling, General and
Administrative
  Expenses                          530,250     410,117   1,265,086   1,267,207

Operating Income                    470,300   1,276,269   1,491,530   3,040,679

Other Income (Expense)
       Interest expense             (15,289)     10,026     (45,406)    (37,599)
       Interest income                           34,303                  34,303
       Gain on sale of
       property                                 123,598                 123,598

Income Before Income Taxes          455,011 1,424,144   1,446,124   3,160,981

Income Taxes                        150,000   550,000     500,000   1,250,000

Net Income                     $    305,011$  874,144$    946,124$   ,910,981

Earnings per Share             $        .08$      .20$        .25$        .47

Weighted Average Common Shares    3,835,000 4,035,727   3,855,000   4,035,727

                              WESTOWER CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  Nine Months Ended November 30, 1996 and 1997
                                   (Unaudited)

                                                         1996           1997
                                                      ----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
       Net income                                    $   946,124    $ 1,910,981
       Depreciation                                       77,332        150,162
       Gain on sale of property                         (123,598)
       Net change in non-cash operating assets and
         liabilities                                      71,244     (1,898,821)

       Net cash flows from operating activities        1,094,700         38,724

CASH FLOWS FROM INVESTING ACTIVITIES
       Proceeds on sale of property                      484,762
       Purchase of property and equipment                (89,162)      (557,395)

       Net cash flows from investing activities          (89,162)       (72,633)

CASH FLOWS FROM FINANCING ACTIVITIES
       Principal payments on long-term debt             (273,555)
       Net proceeds on public offering of common
         shares                                        7,554,585
       Payment of notes payable to related parties      (585,298)

       Net cash flows from financing activities         (273,555)     6,969,287

NET INCREASE IN CASH                                     731,983      6,935,378

CASH - Beginning of Period                               159,750        742,481

CASH - End of Period                                 $   891,733    $ 7,677,859

SUPPLEMENTAL DISCLOSURE
       Interest Paid                                 $    65,003    $    37,599
       Taxes Paid                                    $    89,549    $   144,714

                              WESTOWER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1996 and 1997
                                   (Unaudited)


Note 1 - Basis of Presentation

The consolidated financial statements and notes thereto at November 30, 1996 and 1997 and for the three and nine-month periods ended November 30, 1996 and 1997 reflect the acquisition of Western Telecom Construction Ltd., an Alberta corporation which designs, fabricates and constructs wireless transmitting and receiving facilities and shelters for communications equipment. The Company issued 835,000 shares of its common stock for all the common shares of Western Telecom Construction Ltd. The acquisition was structured as a merger and accounted for as a pooling of interests. Accordingly, the consolidated financial statements and notes thereto at November 30, 1996 and 1997, and for the three and nine-month periods ended November 30, 1996 and 1997 are presented as if the acquisition of Western Telecom Construction Ltd. had occurred at the beginning of all periods presented.

The  notes  to  the  consolidated   financial  statements  do  not  present  all
disclosures required under generally accepted accounting principles, but instead, as permitted by the Securities and Exchange Commission regulations, presume that user of the interim financial statements have read or have access to the February 28, 1997 audited consolidated financial statements and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the results for interim periods. The results of operations for the three and nine-month periods ended November 30, 1996 and 1997 respectively are not necessarily indicative of the results to be expected for the full year.


Note 2 - Inventory

Inventory is stated at the lower of cost and estimated net realizable value using the first-in, first-out method. Inventory consists of materials purchased for future construction not associated with specific jobs.


Note 3 - Public Offering

On October 15, 1997, the Company issued 1,200,000 shares of common stock and 1,380,000 warrants to purchase common stock in a public offering. The Company received proceeds, net of costs, of $7,524,585.

                              WESTOWER CORPORATION

                   ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS

                              RESULTS OF OPERATIONS


FOR THE THREE-MONTH PERIODS ENDED NOVEMBER 30, 1996 AND 1997

Revenues for the third quarter increased 46% or $1,961,952 from the third quarter in the previous year due to continued buildup of PCS networks.

Gross profit for the quarter ended November 30 increased to $1,686,386 in fiscal 1998, a 69% increase over $1,000,550 in the same period in fiscal 1997. This $685,386 increase is attributable to the 46% increase in net sales, and in improvement in gross profit margins from 23.3% to 27.0%, reflecting improved purchasing abilities due to size growth and continued strong demand.

Selling, general and administrative expenses for the quarter ended November 30, 1997 decreased by approximately 23% or $120,133 to $410,117 in 1997 as compared to $530,250 for the same quarter in 1997. This decrease reflects staffing to manage the growth in sales offset by a provision for management bonuses for the third quarter of 1997 of $211,762.

Operating income improved from $470,300 in the third quarter of fiscal 1997 to $1,276,269 for the same period in 1998. Net income for the first quarter of 1998 improved $569,133 from $305,011 in 1997 to $874,144 in 1998. Of this increase,
$73,598 is attributable to an after-tax gain on the sale of property and the balance due to increased sales, improved margins and reduced selling, general and administrative expenses.

The Company owns six communications towers that it leases to a telephone company. Due to immateriality, revenue and expenses associated with this activity have been included in contract revenues and costs.


FOR THE NINE-MONTH PERIODS ENDED NOVEMBER 30, 1996 AND 1997

Revenues for the first nine months increased 37% or $4,420,481 from the third quarter in the previous year due to continued buildup of PCS networks.

Gross profit for the nine months ended November 30 increased to $4,307,885 in fiscal 1998, a 69% increase over $2,756,616 in the same period in fiscal 1997. This $1,551,271 increase is attributable to the 37% increase in net sales, and in improvement in gross profit margins from 22.8% to 26.1%, reflecting improved purchasing abilities due to size growth and continued strong demand.

Selling, general and administrative expenses for the nine months ended November 30, 1997 were virtually unchanged at $1,267,207 in 1997 as compared to $1,265,086 for the same period in 1997. This status reflects staffing to manage the growth in sales offset by a provision for management bonuses for the first nine months of 1997 of $635,286.

Operating income improved from $1,491,530 in the first nine months of fiscal 1997 to $3,040,679 for the same period in 1998. Correspondingly, net income for the first nine months of 1998 improved $964,857 from $946,124 in 1997 to $1,910,981 in 1998, an increase of 102%. Of this increase, $73,598 is attributable to an after-tax gain on the sale of property and the balance due to increased sales, improved margins and reduced selling, general and administrative expenses.

The Company owns six communications towers that it leases to a telephone company. Due to immateriality, revenue and expenses associated with this activity have been included in contract revenues and costs.

                              WESTOWER CORPORATION

                           PART II - OTHER INFORMATION

         ITEM 1 - LEGAL PROCEEDINGS
                           None

         ITEM 2 - CHANGES IN SECURITIES
                           None

         ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
                           None

         ITEM 4 - SUMBISSION OF MATTERS TO A VOTE OF
                           SECURITY HOLDERS
                           None

         ITEM 5 - OTHER INFORMATION
                           None

         ITEM 6 -          EXHIBITS AND REPORTS ON FORM 8-K
                           Exhibits                  None
                           Reports on Form 8-K       None



                           Signature:       /s/Calvin Payne____________________


                           Signature:       /s/ Roy Jeffrey____________________


                           Signature:       /s/Peter Lucas   _________________



                           Westower Corporation
                           Registrant


                           Date:            Decemberr 14, 1995_________________