Form 10KSB40
period 1998-02-28
WESTOWER CORP
filed 1998-06-01
CIK 1043274

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  Form 10-KSB

[x] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1998.
                         OR
[_] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                        COMMISSION FILE NO.  333-32963

                             WESTOWER CORPORATION
                 (Name of small business issuer in its charter)

         WASHINGTON                                         91-1825860
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

7001 NE 40th Ave.
Vancouver, Washington                                       98661
(Address of principal executive offices)                  (Zip Code)

     Issuer's telephone number: (360) 750-9355

SECURITIES REGISTERED UNDER SECTION 12 (b) OF THE EXCHANGE ACT:

                                                      NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                   ON WHICH REGISTERED
-------------------                                   -------------------
Units (consisting of one share and one warrant)       American Stock Exchange
Common Stock, $.01 par value                          American Stock Exchange
Redeemable Common Stock Purchase Warrants             American Stock Exchange


SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE EXCHANGE ACT:

                                      NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/
No / /

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form 10-KSB, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

The issuer's revenues for its most recent fiscal year were $23,183,000.

The approximate aggregate market value of voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid an asked prices of such stock, as of May 22, 1998, was $38,211,000. The number of common stock outstanding as of May 22, 1998, was 5,341,871.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's definitive proxy statement relating to the registrant's 1998 annual stockholders' meeting are incorporated by reference in
Part III of this Form 10-KSB.

ITEM 1.    DESCRIPTION OF BUSINESS

Forward-Looking Statements

Statements contained in this Annual Report on Form 10-KSB that are not historical facts are forward-looking statements ("forward-looking statements") within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created by those sections. In addition, such forward-looking statements may be contained in filings made by the Company with the Securities and Exchange Commission, or press releases or oral statements made from time to time by or with the approval of an authorized executive officer of the company. Such forward-looking statements are necessarily estimates reflecting the best judgment of the Company's management based upon current information and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, those set forth herein under the caption "ITEM
6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Cautionary Statements" and appearing elsewhere in this Annual Report and appearing from time to time in filings made by the Company with the Securities and Exchange Commission. These risks, uncertainties and other factors should not be construed as exhaustive and the Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements. See "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS Cautionary Statements."

General

Westower Corporation ("Westower" or the "Company") was incorporated in Washington State in June 1997 for the purpose of acquiring Westower Holdings Ltd., a Wyoming corporation ("Holdings") which beneficially owns all of the outstanding stock of Westower Communications Ltd., a British Columbia Canada corporation and Westower Communications Inc., a Washington corporation. Westower and its wholly-owned subsidiaries are collectively referred to herein as the "Company".

The Company designs, builds and maintains wireless communications transmitting and receiving facilities for providers of wireless communication services, including U.S. Cellular, Western Wireless, Cantel, AT&T, Sprint PCS and Microcell. These facilities are presently constructed for use with microwave, cellular telephone, pager, and specialized mobile radio technologies. Although bids for the installation or modification of communications facilities are normally requested on fixed price basis, the Company will, if requested, provide such services on a time and materials basis. A contract for the installation of cellular transmitting and receiving facilities may require the Company to develop the location, including roads and grading, to install the tower antennas and lines, assemble electronic components and test the installation's equipment. In such instances, the Company subcontracts roads or concrete work required under the contract, performing the balance of the work with its own employees. The service provider supplies most of the material used in the installation process, and the Company's major cost is the cost of its employees and subcontracted labor. Demand for the Company's services often exceeds its ability to supply those services, and in such situations the Company subcontracts with smaller enterprises to provide work normally performed by the Company. Subcontracting permits the Company to evaluate the subcontractor's quality and review the subcontractor as a potential candidate for acquisition.

Company Structure

The Company conducts business primarily through its subsidiaries. The Company's principal operating subsidiaries include: Westower Communications Inc., a Washington corporation, Westower Communications Ltd., a British Columbia Canada corporation, Western Telecom Construction Ltd., an Alberta Canada corporation, and National Tower Service Ltd., an Ontario Canada corporation. The Company's headquarters are located in Vancouver, Washington.

History

The Company commenced business in 1990 as Westower Communications Ltd. and emphasized design, construction, maintenance and modification of microwave and cellular towers for telephone, broadcast and utility companies. The Company continues these activities, but with the advent of cellular telephones and personal communication systems ("PCS"), now designs and installs rooftop and other transmission and receiving facilities. A portion of the Company's revenues is still derived from installation of microwave facilities and the installation of related electronic equipment. However, the rapid growth of the use of cellular telephones has resulted in the installation of cellular transmitting and receiving facilities being an increasingly significant component of revenues. The Company also owns communications towers and leaves space on these towers to a telephone company and other users.

Recent Acquisitions

Effective as of October 28, 1997, the Company acquired all of the issued stock of WTC Holdings Inc., which holds all of the issued shares of Western Telecom Construction Ltd. ("WTC"), in exchange for an agreement to issue 835,000 shares of Common Stock. WTC is an Alberta Canada based corporation which provides substantially the same services as the Company. The acquisition was accounted for as a pooling-of-interests and, accordingly the Company's financial statements for periods prior to the acquisition have been restated to include the results of WTC for all periods presented.

On November 1, 1997, the Company acquired all of the issued stock of National Tower Services Ltd., an Ontario Canada based corporation, for $388,134 in cash and 98,709 shares of Common Stock. National Tower erects communications towers and installs transmitting and receiving equipment for unaffiliated third parties. This acquisition was accounted for as a purchase.

In January 1998, the Company agreed to acquire 501053 B. C. Ltd., a British Columbia Canada corporation based near Edmonton Alberta for $350,000 in cash and 34,893 shares of Common Stock. 501053 B. C. Ltd. fabricates communications towers and has been an unaffiliated supplier to the Company. This acquisition will be accounted for as a purchase.

Effective as of January 31, 1998, the Company acquired Ralph's Radio Inc. and an affiliated company, 344813 Alberta Ltd., both Alberta Canada corporations for $805,000 in cash. These companies own six communications towers, space on which is leased to a telephone company and other users, and operated a modest installation and erection business. These acquisitions were accounted for as purchases.

In March 1998, the Company tentatively agreed to acquire two Quebec Canada based companies in exchange for 95,244 shares of Common Stock. These two companies fabricate and install communications towers in Eastern Canada and the U.S.
These acquisitions, if completed, will be accounted for using the purchase method. There is no assurance these purchases will be completed under the proposed terms.

The Company has been negotiating the acquisition of all of the shares of a privately held corporation, engaged in substantially the same business as the Company, primarily within the southeastern United States, in exchange for at least 384,616 shares of the Company's Common Stock. The Company anticipates that if this acquisition is consummated as currently contemplated, it will be accounted for as a pooling-of-interests.

Other Recent Developments

The Company believes the growth in demand for wireless infrastructure building and implementation services will continue as the wireless communications industry continues to expand and develop, fueled in part by the introduction of new and enhanced wireless communications technologies such as PCS, ESMR and digital cellular. As an example, the Company anticipates that the 1995 and 1996 FCC auctions of the A-, B- and C- block portions of the radio spectrum allocated by the FCC for PCS licensees will result in the build out of significant numbers of new PCS systems over the next five to ten years. This is due in part to the fact that the FCC has mandated that the recipients of PCS licenses adhere to five-year and 10-year build out requirements. Under both five and 10-year build out requirements, all 30 MHz PCS licensees (which includes holders of all the approximately 595 A-, B-, and C- block PCS licenses awarded as of September 1,
1996) must construct facilities necessary to provide coverage to at least one-third of the population in their service areas within five years from the date of initial license grants. Service must be provided to two-thirds of the population within ten (10) years. Violations of these regulations could result in license revocations, forfeitures or fines.

The Company also anticipates that implementation of new PCS systems may create significant wireless infrastructure building activity as new PCS licensees pay to alter or relocate certain existing communications facilities operated by holders of fixed microwave licenses that currently operate within the same frequency ranges as the new authorized PCS licensees. This is because, in an effort to balance the competing interests of existing microwave users and newly authorized PCS licensees, the FCC has ruled that for a period of up to five years after the grant of a PCS license, PCS licensees may be required to share their radio spectrum with existing fixed microwave licensees operating on the same frequencies as those of the new PCS licensees. In order to initiate service within the required time frame, many of these new PCS licensees will arrange and pay for the relocation of certain of these existing users to alternate spectrum locations or transmission technologies.

The Company believes that, beginning in approximately the late Spring of 1997, the pace of new wireless infrastructure development in some areas of the U.S. began to slow down. The Company believes that this slow down in the pace of new wireless infrastructure development in the U.S. has been caused by one or more of a number of different factors including, but limited to, (i) the completions in late 1996 and early 1997 of the initial phase of the build-out of the first PCS networks in many major metropolitan markets in the U.S., (ii) economic uncertainty in the market for voice wireless communications services created by vigorous price competition among operators of existing cellular telephone networks and operators of new PCS networks and ESMR networks, and (iii) the inability of certain holders of new PCS licenses to obtain financing necessary to begin implementation of their PCS networks. In addition, the Company believes that the availability of financing for the implementation of new PCS networks in the U.S. decreased during this time period due to, among other factors, concerns in the financial community over (i) network implementation difficulties experienced by operators of certain new PCS networks, (ii) difficulties experienced by Nextwave Telecom, Inc. (one of the two top bidders in the C- block broadband PCS auction) in obtaining financing necessary to implement their PCS networks, and (iii) financial difficulties experienced by several current and prospective operators of new PCS networks such as Pocket Communications, Inc. ("Pocket," formerly known as DCR Communications, Inc.) (also one of the two top bidders in the C- block broadband PCS auction) which announced in early April 1997 that it had filed for voluntary protection under Chapter 11 of the U.S. Bankruptcy Code. The Company did not perform services for Pocket during fiscal 1998 and has no receivables from, or other business dealings with Pocket.

The Company experienced the slow down in some of its market areas, but this was more than offset by growth in the Canadian market.

Although there can be no assurance the Company's belief is correct, the Company believes that the slow down in the pace of new wireless infrastructure development in the U.S. may be temporary. The Company also believes that, notwithstanding the slow down in the pace of new wireless infrastructure development in the U.S. (i) underlying demand for new and enhanced wireless communications services in the U.S. remains strong and should continue to grow as the cost of wireless communications services to the end user declines as a result of increased competition, (ii) certain operators of wireless communications networks, including some to the Company's customers, have not reduced the pace of their new wireless infrastructure development activities in the U.S. from levels maintain in fiscal 1997 and in fiscal 1998 and currently do not plan to do so during the coming year, and (iii) at some point, increasing demand for wireless communications services in the U.S. should cause the pace of new wireless infrastructure development to increase.

The Industry

The Company's success is tied to the development of wireless communications. Originally the Company constructed microwave and cellular transmission facilities, and later expanded to include the installation of electronic lines and components as part of the Company's services. As microwave technology evolved and matured, the Company performed a variety of construction and installation services relating to those new technologies, some of which still involved microwave technology, often returning to previously built facilities to upgrade the equipment. Although the Company still performs work related to short and long haul microwave technology, this technology has diminished in use with installation of fiber optic technology by long distance carriers.

Presently, cellular telephones in the United States and Canada rely predominantly on analog technology. A cellular telephone transmits a radio signal to the closest cellular communications facility, which contains an antenna connected by wireline or short haul microwave to a nearby switching office that processes signals for several cellular facilities. For transmission to a telephone that is not a mobile phone, the switching office connects the telephone signal to a local telephone exchange. For a phone call to another mobile telephone, the switching office locates the receiving cellular communication facility to which the receiving telephone is connected, and transmits the signal to that facility, completing the connection. If one of both of the cellular telephones is moving, such as a car phone, the local switching station hands the signal off to a different facility as the phone moves from one area to another.

The Company builds the communication facility and installs the equipment to handle the radio wave from the cellular telephone to the facility as well as the short haul microwave equipment connecting the facility to the local cellular switching office.

Cellular telephones use radio frequencies to transmit to the facilities. The number of frequencies that are available to transmit to a facility is finite. In areas with heavy demand for cellular services, these available frequencies become congested. To increase capacity, the number of cells is increased, making each cell in the system smaller, covering a smaller geographic area for the finite number of radio frequencies, but requiring significantly more facilities.

The Personal Communications Industry Association estimates there are approximately 44,000,000 cellular subscribers in the United States in 1997 with projections of approximately 80,000,000 subscribers in the United States by 2001. Industry sources also estimate there is a current need for more than 100,000 new antenna sites in the United States.

Competitive Environment

Presently the industry of constructing wireless and, more generally, communications transmitting and receiving facilities is highly fragmented. The industry consists of many small operators, often as few as three or four people and commonly entailing a dozen or so. Most of the communications facilities in the United States are installed by such businesses. While an individual provider of wireless communications could easily develop its own ability to construct the facilities, management of the Company believes that these enterprises would have a difficult time establishing the ability on a cost effective basis.

Management believes that the most efficient manner in which to manage its business in an expanding and maturing environment is to operate subsidiaries with a large degree of autonomy. Employees in this industry travel away from home regularly and extensively and can be moved from one subsidiary's area to another as needed. Management believes that providers of wireless communications are generally large and tend to take longer to make decisions. For this reason, management believes it can provide its services to customers in a more cost-effective manner than customers could perform the services themselves.

The technology of wireless communications is shifting radically. The recent history of electronic technology is marked by smaller, faster, less expensive technologies replacing more cumbersome processes. According to RCR, a weekly newspaper for the wireless communications industry, there are projections that certain digital technologies will be up to 20 times more efficient than existing analog cellular systems, providing superior services and quality such as Personal Communications Services and Enhanced Specialized Mobile Radio. Some of these technologies, however, require densely located receivers that may be located on utility poles.

Proposed satellite technologies, however could bypass a local radio transmission device and enable a user to transmit directly to a satellite that retransmits the signal directly to a user. While this technology could possibly transmit directly to a satellite, such technology would be required to struggle with limitations on the number of frequencies available to be transmitted to a satellite. Management of the company believes that this technology is no yet sufficiently defined to assess its effect on the Company.

All of the existing wireless transmission and receiving technologies of which the Company is aware are being considered in developing nations to supplement or supplant existing wireline communications techniques. The technology that is implemented and the methods in which the technology is implemented could enhance or diminish the Company's prospects in these nations, and the Company in uncertain whether it can exploit the opportunities that are being presented to the Company.

While there are numerous competitors in a fragmented industry, the demand for those services is presently growing rapidly. New technologies could alter the way in which those services are delivered and adversely affect the Company. Other technologies could bypass the need for the Company's services. Because of the rapid development and evolution of wireless communications, the future market and its competitive environment cannot be accurately viewed or perhaps anticipated in a manner that would benefit the Company. These factors could be replayed in a variety of manners in numerous countries. There are potential competitors, either providers of the service or traditional engineering firms, that possess significantly greater resources, either in terms of personnel, technology, or financial resources, than those possessed by the Company.

Business Strategy

The Company believes operators of wireless communications networks prefer to deal with companies that offer a larger work force and a presence in the geographic region in which the operator's network exists or is planned for implementation. Accordingly, the Company's business strategy is to continue to expand its capabilities by retaining existing and attracting new employees, opening new regional offices, and, where feasible, through the acquisition of other companies.

In addition to its building and implementation services, the Company plans to own communications towers and lease space on those towers to wireless operators
and others.  At February 28, 1998, the Company owned 12 towers.    The Company
intends to acquire towers from third parties and to build towers to suit a wireless operator willing to lease space on the tower.

The Company believes its long-term success will depend upon purchasing and building towers for the purpose of leasing space on these towers to wireless communication providers and others. There can be and is no assurance that the Company's belief is correct or that the Company will be successful in this aspect of the tower business. The Company is actively seeking "build-to-suit" opportunities and acquisition of communication towers. The Company intends borrowing to raise funds to enable it to purchase and build towers. See "ITEM
6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS Liquidity and Capital Resources."

Employees

As of May 22, 1998, the Company had approximately 170 full-time employees, 149 in wireless infrastructure building and implementation services and the remainder in executive and administrative positions. The Company considers its employee relations to be satisfactory. The Company believes that additional staff will be required for increased marketing, sales, development, and support functions. None of the Company's employees are represented by a union.

Government Regulations

The wireless communications industry is subject to regulation by state regulatory agencies, the Federal Communications Commission (the "FCC"), the Canadian Radio-television and Telecommunications Commission, the United State Congress, the courts and other governmental bodies. There can be no assurance that any of these governmental bodies will not adopt or change regulations or take other actions that would adversely affect the wireless communications industry and the Company's business, financial condition and results of operations.

In addition, the Telecommunications Act of 1996 is expected to continue to cause significant changes in existing regulation of the telecommunications industry that are intended to promote the competitive development of new services, to expand public availability of telecommunications services and to streamline regulation of the industry. These changes include requirements that local exchange carriers must:

       1. Permit other competitive carriers, which may include many wireless communications service providers, to interconnect to their networks;
       2. Establish reciprocal compensation agreements with competitive carriers to terminate traffic on each other's networks; and
       3.  Offer resale of their local loop facilities.

The implementation of these requirements by the FCC and state authorities potentially involves numerous changes in established rules and policies that could adversely affect the wireless communications industry and the Company's business, financial condition and results of operations.

The construction and installation of wireless transmitting and receiving facilities are often subject to state or local zoning, land use and other regulation. Such regulation may include zoning, environment and building permit approvals or other state or local certification. The Telecommunications Act of 1996 provides that state and local authority over the placement, construction and modification of personal wireless services (including cellular and other CMRS and unlicensed wireless services), shall not prohibit or have the effect of prohibiting personal wireless services or unreasonably discriminate among providers of functionally equivalent services. Although state and local zoning authorities retain their rights over land use, their actions cannot have the effect of banning wireless services or picking and choosing among similar wireless providers. However, according to the Personal Communications Industry Association, 200 proposed antenna sites are currently delayed due to local or state moratoria or other delays.

ITEM 2.    DESCRIPTION OF PROPERTY

The Company owns 5 acres of land in Surrey, British Columbia, Canada on which a shop (10,000 square feet) and an office (5,000 square feet) are located.

The Company also leases office space in Vancouver Washington, Redmond Washington, Alberta and Ontario. The Company leases land in Alberta for storage and warehousing.

None of the leases exceed five years in duration.

ITEM 3.    LEGAL PROCEEDINGS

The Company from time to time may be a party to routine legal proceedings incidental to its business. The outcome of these legal proceedings is not expected to have a material adverse effect on the Company's current results of operations or financial condition, based on the Company's current understanding of the relevant facts and law. The Company maintains general liability insurance against risks arising out of the normal course of business.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's stockholders during the fourth quarter of fiscal 1998.


                                    PART II


ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is quoted on the American Stock Exchange under the symbol "WTW" and it warrants under the symbol WTW.WS. On May 22, 1998 those were approximately 107 holders of record of the Company's Common Stock and 24 holders of its warrants. The Company's Units, consisting of one share of Common Stock and one Warrant began trading on the American Stock Exchange on October 15, 1997. The Units were separated on November 13, 1997, when the Common Stock and Warrants began trading separately. The following table sets forth the high and low sales prices or the Units, Common Stock and Warrants as reported by the American Stock Exchange for the periods indicated.

UNITS

       Period                                  High     Low
       ------                                  ----     ---
       1997
       4th Quarter (October 15, 1997
       through November 12, 1997)(1)           $10.13   $ 7.38

COMMON STOCK
       Period                                  High     Low
       ------                                  ----     ---
      1997:
      4th quarter (beginning



       November 13, 1997) (1)                  $13.75   $ 8.25

       1998:
       1st Quarter                             $26.25   $11.50
       2nd Quarter (through May 22, 1998)      $27.13   $23.00

WARRANTS

       Period                                  High     Low
       ------                                  ----     ---
       1997:
       4th Quarter (beginning
       November 13, 1997) (1)                  $ 5.50   $ 2.38

       1998:
       1st Quarter                             $17.25   $ 3.38
       2nd Quarter (through
       May 22, 1998                            $18.00   $13.88

-----------------

(1) The Units were separated on November 13, 1997, when the Common Stock and the Warrants first traded separately.

To date, the Company has not declared or paid any cash dividends on its Common Stock, and the present policy of the Board of Directors is to retain any earnings to provide for the Company's growth. Any future determination to pay dividends will be at the discretion of the Board of Directors, and dependent upon the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

In connection with the October 28, 1997 acquisition of Western Telecom Construction Ltd., the Company issued 835,000 shares of Common Stock to the former shareholder in exchange for all of the outstanding shares of WTC Holdings Inc.

In connection with the November 1, 1997 acquisition of National Tower Service Ltd., the Company issued 98,709 shares of Common Stock as partial consideration for all of the outstanding shares of National Tower Service Ltd.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Statements appearing in the following discussion that are not historical facts are forward-looking statements ("forward-looking statements") within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created by those sections. Such forward-looking statements are necessarily estimates reflecting the best judgment of the Company's management based upon current information and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to those set forth below under the caption "Cautionary Statements" and appearing elsewhere in this Annual Report and appearing from time to time in filings made by the Company with the Securities and Exchange Commission. These risks, uncertainties and other factors should not be construed as exhaustive and the Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements. See "ITEM 1. DESCRIPTION OF BUSINESS -- Forward-Looking Statements."

In addition, the following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto and the other financial data appearing elsewhere in this Annual Report.

Fiscal 1998 Acquisitions

During fiscal 1998, the Company agreed to five acquisitions.

Effective as of October 28, 1997, the Company acquired all of the issued stock of WTC Holdings Inc. which holds all of the issued shares of Western Telecom Construction Ltd. ("WTC"), in exchange for 835,000 shares of Common Stock. WTC is an Alberta Canada based corporation which provides substantially the same services as the Company. The acquisition was accounted for as a pooling-of-interests and, accordingly the Company's financial statements for periods prior to the acquisition have been restated to include the results of WTC for all periods presented.

On November 1, 1997, the Company acquired all of the issued stock of National Tower Services Ltd., an Ontario Canada based corporation, for $312,000 in cash and 98,709 shares of Common Stock. National Tower erects communications towers and installs transmitting and receiving equipment for unaffiliated third parties. This acquisition was accounted for as a purchase.

Effective as of January 17, 1998, the Company agreed to acquire 501053 B. C. Ltd., a British Columbia Canada corporation based near Edmonton Alberta for $350,000 in cash and 34,893 shares of Common Stock. 501053 B. C. Ltd. fabricates communications towers and, before the acquisition, was an unaffiliated supplier to the Company. This acquisition was accounted for as a purchase.

Effective as of January 31, 1998, the Company acquired Ralph's Radio Inc. and an affiliated company, 344813 Alberta Ltd., both Alberta Canada corporations for $805,000 in cash. These companies own six communications towers space on which is leased to a telephone company and other users, and operated a modest installation and erection business. These acquisitions were accounted for as purchases.

Results of Operations

Comparison of the Fiscal Year Ended February 28, 1998 and 1997

Revenues- For the fiscal year ended February 28, 1998, revenues increased to $23,183,000 from $15,416,000 for the fiscal year ended February 28, 1997, an increase of $7,767,000 or about 50% over fiscal 1997. The increase is primarily due to continued build up of PCS networks. The acquisitions of National Tower Service Ltd. and Ralph's Radio Inc. occurred late in the 1998 fiscal year and had minimal impact on 1998 results.

Gross Profit- Gross profit for the fiscal year ended February 28, 1998 increased to $5,896,000 from $4,001,000, an increase of $1, 895,000 or about 47%. As a percentage of sales, gross profit was 25.4% in fiscal 1998 and 25.9% in 1997. Management considers the small difference as insignificant.

Selling, General and Administrative ("SG&A") Expenses- SG&A expenses for the fiscal year ended February 28, 1998, decreased to $1,916,000 from $2,113,000 in fiscal 1997, a decrease of $197,000 or about 9%. As a percentage of sales, SG&A expenses were 8.3% in fiscal 1998 and 13.7% in fiscal 1997. In fiscal 1997, tax motivated bonuses of $956,000 were paid to management. No management bonuses were paid in fiscal 1998. The decrease attributable to the management bonuses was largely offset by additional staff hired to manage and administer increased sales volume.

Net Earnings- Net earning for the fiscal year ended February 28, 1998 increased to $2,450,000 from $1,179,000 in fiscal 1997, an increase of $1,271,000 or about
108%. The increase is due to increased sales, stable gross margin and decreased SG&A expenses.

Liquidity and Capital Resources

At February 28, 1998, the Company had cash of $6,235,000, an increase of $5,472,000 from February 28, 1997. During the fiscal year ended February 28, 1998, cash generated from operations was $2,008,000.

During the year ended February 28, 1998, the Company sold 1,200,000 units in its initial public offering of securities. Net cash generated from the offering was about $7,459,000.

In May 1998, the Company agreed to sell $15,000,000 principal amount of 7% subordinated convertible notes ("Subordinated Debt"). The notes are convertible into 599,281 shares of Common Stock at $25.03 per share until April 30, 2007. In connection with the subordinated Debt, the Company granted 40,000 warrants that can be converted into Common Stock until April 30, 2007. The Company intends using the proceeds to purchase and build communications towers for lease to others.

On April 9, 1998, the Company signed a credit commitment letter with Bank Boston, N. A., whereby BankBoston, N. A. committed to provide $75,000,000 principal amount of senior secured revolving credit ("Bank Debt"). The Bank Debt allows the Company to purchase or construct communications towers for use by third parties. The Company's ability to utilize the Bank Debt is determined by, among other criteria, its cash flow generated from operations and from tower leasing.

The Company's future cash requirements for fiscal 1999 and beyond will depend primarily upon the level of wireless infrastructure building and implementation business conducted by the Company, the level of working capital needed to generate the revenues associated with such business, and acquisition opportunities. The Company believes that the revenues from operations, amounts available under the Subordinated Debt and Bank Debt noted above and other capital resources available to the Company will be adequate to satisfy its working capital requirements for at least the next twelve months.

To date, the Company has derived substantially all its revenues from sales in the U.S. and Canada and inflation has not had a significant effect on the Company's business. The Company does not currently expect inflation to adversely affect the Company in the future unless it increases significantly in the U.S. or Canada or inflation is significantly higher than in the U.S. or Canada See "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS --Cautionary Statements -- Risks Associated with Potential Operations Outside the U.S."

Accounting Standards

The Financial Accounting Standards Board ("FASB") periodically issues statements of financial accounting standards. In February 1997, FASB issued Statement of Financial Accounting Standards (SFAS) No. 128. The new standard replaces primary and fully diluted earning per share with basic and diluted earning per share. SFAS No. 128 has been adopted by the Company in the year ending February 28, 1998.

In June 1997, the FASB issued SFAS No. 130 and 131. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. SFAS No. 131 establishes standards for reporting about operating segments, products and services, geographic areas, and major customers. The standards become effective for fiscal years beginning after December 15, 1997. Management plans to adopt these standards in the year ending February 28, 1999. Management believes that provision of SFAS no. 130 and 131 will not have a material effect on its financial condition or reported results of operation.

Cautionary Statements

Dependence on the Wireless Communications Industry

The Company is dependent on the continued growth, viability and financial stability of its customers, which are in turn substantially dependent on the continued growth, viability and financial stability of the wireless communications industry. The wireless communications industry is highly competitive and has been characterized by rapid technological and regulatory change. Examples of recent technological changes include the advent or continued rapid development of new or enhanced wireless communications technologies such as PCS, Enhanced Specialized Mobile Radio and satellite-based wireless communications technologies. These technological changes could reduce, delay or make unnecessary the expansion or construction of new wireless communications networks, which in turn could render the Company's products and services obsolete or noncompetitive or otherwise reduce the demand for such products and services. An example or regulatory changes affecting the industry include the enactment of the Telecommunications Act of 1996 which is expected to cause significant changes in existing regulation of the telecommunications industry that are intended to promote the competitive development of new services, to expand public availability of telecommunication services and to streamline regulation of the industry. In addition, many of the Company's customers are affected by general economic conditions. Any downturn or other disruption of the wireless communications industry caused by adverse competitive developments, technological changes, government regulation or other factors would have a material adverse affect on the Company's business, financial condition and results of operations.

Dependence Upon Key Personnel

The business of the Company is substantially dependent on the efforts of Calvin
J. Payne, its President and Chief Executive Officer, and S. Roy Jeffrey, its Chief Operating Officer. The Company does not have an employment contract with Mr. Payne or Mr. Jeffrey and the loss of either would have a material adverse effect on the Company's operations. Although the Company intends to obtain key-man insurance in the face amount $1,000,000 on the lives of Mr. Payne and Mr. Jeffrey, there can be no assurance that it will be able to obtain such insurance or that such amount will be sufficient to compensate the Company for the loss of either individual's services.

Acquisitions

The Company plans to grow through acquisitions. The success of this strategy is strongly affected by personnel in the acquired organization satisfactorily continuing employment with the Company after the acquisition. The Company plans to utilize employment agreements in connection with acquisitions. However, there can be no assurance that employees of an acquired enterprise will remain with the Company or perform satisfactorily as employees of the Company. At present, the Company is engaged in the negotiation of acquisitions but there is no assurance and no representation is made that the Company will be successful in the negotiations of any acquisitions and, if so, on terms that will be beneficial to the Company.

Employee Turnover

Employees of the Company travel extensively away from home. In addition, the industry's work requires long hours and often requires working at heights.
These aspects of the industry's work environment contribute to a high rate of employee turnover, particularly with inexperienced employees. The Company is developing training programs and additional hiring procedures to reduce employee turnover. Part of the

Company's acquisition program is to acquire similar businesses and retain their experienced work force that is familiar with the nature of the industry's work environment.

Management of Growth

The Company's rapid growth has placed, and is expected to continue to place, a significant strain on the Company's managerial, technical, operations and financial resources. To manage its growth, the Company must implement and improve its operational and financial systems and expand, train and manage its workforce. The risks from further acquisitions, in addition to those described in the "Acquisitions" discussion above, include, among other things, the difficulty of assimilating the operations and personnel of the acquired companies and the potential disruption of the Company's ongoing business. There can be no assurance that the Company's systems, procedures or control will be adequate to support its current or future operations or that the Company's management will be able to manage the expansion and still achieve the rapid execution necessary to fully exploit the market for the Company's services. If the Company were to fail to manage its growth effectively, its business, financial condition and results of operations would be materially adversely affected.

Mobile Communications Health Risk

Recently, certain consumers have alleged that serious health risks have resulted from the use of portable mobile communications devices. Motorola and other equipment manufacturers have made public announcements indicating their belief that no health risks exist from using mobile communications devices and Motorola has made public certain internal company studies supporting this position. In addition, there has been recent litigation involving electromagnetic radiation. However, there has been no convincing evidence to support the contention that exposure to electromagnetic fields causes demonstrable health risks. The actual or perceived health risk of mobile communications devices could adversely affect mobile communications service providers through reduced subscriber growth rate and reduced network usage per subscriber, thus reducing the need for the Company's services.

Siting Moratoria

Some local and state regulators have opposed the construction of new antenna sited citing alleged health risks associated with radio frequency, aesthetics, or other reasons. Furthermore, some property owners have refused the installation of antennas on their property because of the potential reaction of tenants to alleged health risks. Industry sources estimate there are currently 200 proposed antenna sites which are delayed due to local or state moratoria or delays. The Federal Communications Commission ("FCC") is expected to propose guidelines in this regard. However, there is no assurance any FCC guidelines will be effective in removing moratoria or eliminating delays. The moratoria and delays could adversely affect wireless communication providers which would also adversely affect the Company's growth.

Competition

Historically, the industry for wireless infrastructure building and implementation services has been highly competitive but also highly fragmented. As such, most participants in this industry have been relatively small firms of three to fifty employees. However, the Company has also faced competition in the market for wireless infrastructure building and implementation services from wireless communications equipment manufacturers which provide such services in conjunction with the sale of wireless communication equipment. While the industry continues to be comprised predominately of these smaller firms, over the past two years, the increased demand for wireless infrastructure building and implementations services has motivated other competitors to enter the market. These new competitors include, but are not limited to, traditional, non-wireless engineering and construction companies and non-wireless subcontractors who have begun to enter the market either alone or in conjunction with wireless equipment manufacturers. In addition, the Company faces competition in the market for wireless infrastructure electrical design and engineering services from stand-alone electrical engineering and design firms, other providers of wireless infrastructure building and implementation services and wireless communications equipment manufacturers. Many of these new competitors as well as many of the Company's historical competitors have significantly greater financial and other resources than the Company. As demand for wireless infrastructure building and implementation services increases, the company expects that more non-traditional competitors will enter the market and provide increased competition to the Company.

Government Regulation

The wireless communications industry is subject to regulation by state regulatory agencies, the FCC, the Canadian Radio-television and Telecommunications Commission, Congress, the courts and other governmental bodies will not adopt or change regulations or take other actions that would adversely affect the wireless communications industry an the Company's business, financial condition and results of operations.

In addition, the Federal Telecommunications Act of 1996 is expected to causes significant changes in existing regulation of the telecommunications industry that are intended to promote the competitive development of new services, to expand public availability of telecommunications services and to streamline regulation of the industry. These changes include requirements that local exchange carriers must: (i) permit other competitive carriers, which may include many wireless communications services providers, to interconnect to their networks; (ii) establish reciprocal compensation agreements with competitive carriers to terminate traffic on each other's networks and (iii) offer resale of their local loop facilities. The implementation of these requirements by the FCC and state authorities potentially involves numerous changes in establish rules and policies that could adversely affect the wireless communications industry and the Company's business, financial condition and results of operations.

ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this item is included in the Company's Consolidated Financial Statements and the notes thereto beginning on page F-1 of this Annual Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

Reference is made to the information set forth under the caption "DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16
(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE appearing in the Proxy Statement to be filed within 120 days after the end of the Company's fiscal year, which information is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

Reference is made to the information set forth under the caption "EXECUTIVE COMPENSATION" appearing in the Proxy Statement to be filed within 120 days after the end of the Company's fiscal year, which information is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Reference is made to the information set forth under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" appearing in the Proxy Statement to be filed within 120 days after the end of the Company's fiscal year, which information is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

Reference is made to the information set forth under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" appearing in the Proxy Statement to be filed within 120 days after the end of the Company's fiscal year, which information is incorporated herein by reference.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K


(a) EXHIBIT NUMBER  DESCRIPTION OF EXHIBIT

    Exhibit 3.1     Articles of Incorporation. (2)
    Exhibit 3.2     Articles of Amendment. (1)
    Exhibit 3.3     Bylaws of the Registrant. (2)
    Exhibit 3.4     Amendment to Bylaws of Westower Corporation, October 1997.
    Exhibit 3.5     Amendment to Bylaws of Westower Corporation, January 1998.
    Exhibit 4.1     Form of Underwriter's Warrant Agreement. (2)
    Exhibit 4.2     Form of Warrant Agreement. (2)
    Exhibit 4.3     1997 Stock Option Plan. (2)
    Exhibit 10.1 Stock Purchase Agreement Related to the Acquisition of WTC Holdings Inc. (3)
    Exhibit 10.2 Purchase Agreement with BET Associates, L.P. Relating to Senior Subordinated Notes and Warrants. (1)
    Exhibit 10.3 Commitment Letter from BankBoston, N.A. for Secured Credit Facilities. (1)
    Exhibit 21.1    Subsidiaries of the Registrant. (1)
    Exhibit 27.1    Financial Data Schedule. (4)
    (1)  Filed herewith
    (2) Filed as an Exhibit to the Registrant's Registration Statement on Form SB-2, SEC File No. 333-32963
    (3) Filed as an Exhibit to the Registrant's Current Report on Form 8-K on May 22, 1998
    (4)  To be filed by amendment.

(b) Reports on Form 8-K
    The Registrant did not file any current reports on form 8-K during the fiscal year ended February 28, 1998

                                   SIGNATURES

 Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Date: May 29, 1998


                                    WESTOWER CORPORATION

                                    By: /s/  Calvin J. Payne
                                       -------------------------
                                    Calvin J. Payne, Chairman of the Board,
                                    President and Chief Executive Officer

                                    By: /s/ Peter Lucas
                                       -------------------------
                                    Peter Lucas, Chief Accounting Officer and
                                    Secretary

                                    By: /s/ Ronald P. Erickson
                                       -------------------------
                                    Ronald P. Erickson, Director

                                    By: /s/ Walter Friesen
                                       -------------------------
                                    Walter Friesen, Director

                                 EXHIBIT INDEX

(a) EXHIBIT NUMBER  DESCRIPTION OF EXHIBIT

      Exhibit 3.1   Articles of Incorporation. (2)
      Exhibit 3.2   Articles of Amendment. (1)
      Exhibit 3.3   Bylaws of the Registrant. (2)
      Exhibit 4.1   Form of Underwriter's Warrant Agreement. (2)
      Exhibit 4.2   Form of Warrant Agreement. (2)
      Exhibit 4.3   1997 Stock Option Plan (2)
      Exhibit 10.1 Stock Purchase Agreement Related to the Acquisition of WTC Holdings Inc. (3)
      Exhibit 10.2  Purchase Agreement with BET Associates, L.P. Relating to
                    Senior Subordinated Notes and Warrants. (1)
      Exhibit 10.3  Commitment Letter from BankBoston, N.A. for Secured Credit
                    Facilities. (1)
      Exhibit 21.1  Subsidiaries of the Registrant. (1)
      Exhibit 27.1  Financial Data Schedule (4)
  (1)  Filed herewith
  (2) Filed as an Exhibit to the Registrant's Registration Statement on Form SB-2, SEC File No. 333-32963
  (3) Filed as an Exhibit to the Registrant's Current Report on FOrm 8-K on May 22, 1998
  (4)  To be filed by amendment.

(b)   Reports on Form 8-K
      The Registrant did not file any current reports on form 8-K during the fiscal year ended February 28, 1998