Form 10KSB/A
period 1998-02-28
WESTOWER CORP
filed 1998-06-12
CIK 1043274

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 Form 10-KSB/A
                               (AMENDMENT NO. 1)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1998.
                         OR
[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                         COMMISSION FILE NO.  1-132963

                              WESTOWER CORPORATION
                 (Name of small business issuer in its charter)

         WASHINGTON                                      91-1825860
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

7001 NE 40th Ave.
Vancouver, Washington                                       98661
(Address of principal executive offices)                  (Zip Code)

     Issuer's telephone number: (360) 750-9355

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

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


SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:  NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/  No / /

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

                                    PART II

ITEM 7.    FINANCIAL STATEMENTS




                     WESTOWER CORPORATION AND SUBSIDIARIES

                         INDEPENDENT AUDITOR'S REPORT
                                      AND
                       CONSOLIDATED FINANCIAL STATEMENTS

                          FEBRUARY 28, 1998 AND 1997

                     Westower Corporation and Subsidiaries
                               TABLE OF CONTENTS
                           February 28, 1998 and 1997


                                                                                PAGE
INDEPENDENT AUDITOR'S REPORT..............................................       2

CONSOLIDATED FINANCIAL STATEMENTS

     Balance Sheet........................................................       3

     Statement of Income..................................................       4

     Statement of Stockholders' Equity....................................       5

     Statement of Cash Flows..............................................       6

     Notes to Financial Statements........................................    7-21

                         INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
Westower Corporation and Subsidiaries


We have audited the accompanying consolidated balance sheet of Westower Corporation and Subsidiaries as of February 28, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended February 28, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westower Corporation and Subsidiaries as of February 28, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 1998 in conformity with generally accepted accounting principles.


Moss Adams llp


Bellingham, Washington
April 14, 1998, except for Note 16,
as to which the date is May 28, 1998

                     Westower Corporation And Subsidiaries
                          CONSOLIDATED BALANCE SHEET
                          February 28, 1998 and 1997



                                           ASSETS

                                                                                    1998                 1997
                                                                              ------------------  -------------------
CURRENT ASSETS
     Cash                                                                     $         6,235,000 $           763,000
     Contracts receivable, net                                                          3,763,000           2,374,000
     Costs and estimated earnings in excess of billings
          on uncompleted contracts                                                      1,324,000             375,000
     Inventory                                                                          1,108,000             201,000
     Advances to related parties                                                          196,000                   -
     Prepaid expenses                                                                      77,000              26,000
                                                                              ------------------- -------------------
              Total current assets                                                     12,703,000           3,739,000

PROPERTY AND EQUIPMENT, net                                                             3,570,000           2,034,000

GOODWILL                                                                                2,088,000                   -

OTHER ASSETS                                                                               70,000              49,000
                                                                              ------------------- -------------------
TOTAL ASSETS                                                                  $        18,431,000 $         5,822,000
                                                                              =================== ===================

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Trade accounts payable                                                   $         2,466,000 $         1,519,000
     Billings in excess of costs and estimated earnings on
          uncompleted contracts                                                           272,000             331,000
     Other current liabilities                                                            280,000             252,000
     Income taxes payable                                                               1,652,000             155,000
     Deferred income taxes                                                                534,000             580,000
     Note payable to bank                                                                 147,000                   -
     Current portion of long-term debt                                                    372,000             473,000
                                                                              ------------------- -------------------
              Total current liabilities                                                 5,723,000           3,310,000

LONG-TERM DEBT, net of current portion                                                    209,000             134,000

NOTES AND ADVANCES PAYABLE TO RELATED PARTIES                                             173,000             672,000

DEFERRED INCOME TAXES                                                                      48,000              27,000
                                                                              ------------------- -------------------
              Total liabilities                                                         6,153,000           4,143,000
                                                                              ------------------- -------------------

MINORITY INTEREST                                                                               -              40,000
                                                                              ------------------- -------------------
REDEEMABLE PREFERRED STOCK                                                                      -             450,000
                                                                              ------------------- -------------------

STOCKHOLDERS' EQUITY
     Common stock                                                                       8,733,000                   -
     Foreign currency translation adjustment                                              (67,000)             27,000
     Retained earnings                                                                  3,612,000           1,162,000
                                                                              -------------------  ------------------
              Total stockholders' equity                                               12,278,000           1,189,000
                                                                              ------------------- -------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $        18,431,000 $         5,822,000
                                                                              =================== ===================

             See accompanying notes to these financial statements.

                    Westower Corporation And Subsidiaries
                       CONSOLIDATED STATEMENT OF INCOME
                 Years Ended February 28, 1998, 1997 and 1996

                                                          1998             1997             1996
                                                      -------------   -------------     ------------
CONTRACT REVENUES AND LICENSE FEES EARNED             $  23,183,000   $  15,416,000     $  7,441,000

COST OF REVENUES EARNED                                  17,287,000      11,415,000        5,630,000
                                                      -------------   -------------     ------------

      Gross profit                                        5,896,000       4,001,000        1,811,000

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                                   1,916,000       2,113,000        1,108,000
                                                      -------------   -------------     ------------

OPERATING INCOME                                          3,980,000       1,888,000          703,000

OTHER INCOME (EXPENSE)
  Gain on sale of assets                                    125,000               -                -
  Interest income                                            65,000               -                -
  Interest expense                                          (87,000)        (54,000)         (87,000)
                                                      -------------   -------------     ------------

      Total other income (expense)                          103,000         (54,000)         (87,000)
                                                      -------------   -------------     ------------

INCOME BEFORE MINORITY INTEREST AND
PROVISION FOR INCOME TAXES                                4,083,000       1,834,000          616,000
MINORITY INTEREST                                                 -         (19,000)          (6,000)
                                                      -------------   -------------     ------------

INCOME BEFORE PROVISION FOR INCOME TAXES                  4,083,000       1,815,000          610,000

PROVISION FOR INCOME TAXES                                1,633,000         636,000          155,000
                                                      -------------   -------------     ------------

NET INCOME                                            $   2,450,000   $   1,179,000     $    455,000
                                                      =============   =============     ============

BASIC EARNINGS PER SHARE                              $        0.57   $        0.31     $       0.11
                                                      =============   =============     ============

DILUTED EARNINGS PER SHARE                            $        0.53   $        0.31     $       0.11
                                                      =============   =============     ============

             See accompanying notes to these financial statements.

                     Westower Corporation and Subsidiaries
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 Years Ended February 28, 1998, 1997 and 1996

                                                                                               Foreign
                                                                            Retained          Currency
                                                Common Stock                Earnings         Translation
                                         ---------------------------
                                            Shares         Amount           (Deficit)        Adjustment           Total
                                         -----------    ------------      -------------      ----------        ------------
BALANCE, February 29, 1995                 3,835,000    $      -          $    (435,000)     $   29,000        $   (406,000)
Net Income                                      -              -                455,000            -                455,000
Preferred stock dividend                        -              -                (39,000)           -                (39,000)
                                         -----------    ------------      -------------      ----------        ------------

BALANCE, February 29, 1996                 3,835,000           -                (19,000)         29,000              10,000
Net Income                                      -              -              1,179,000            -              1,179,000
Change in foreign currency
     translation adjustment                     -              -                  2,000          (2,000)               -
                                         -----------    ------------      -------------      ----------        ------------

BALANCE, February 28, 1997                 3,835,000           -              1,162,000          27,000           1,189,000
Stock issuances                            1,341,000       8,712,000              -                -              8,712,000
Compensation under stock
     option plan                                -             21,000              -                -                 21,000
Net Income                                      -              -              2,450,000            -              2,450,000

Change in foreign currency
     translation adjustment                     -              -                  -             (94,000)            (94,000)
                                         -----------    ------------      -------------      ----------        ------------
BALANCE, February 28, 1998                 5,176,000    $  8,733,000     $    3,612,000       $ (67,000)       $ 12,278,000
                                         ===========    ============      =============      ==========        ============

             See accompanying notes to these financial statements.

                     Westower Corporation and Subsidiaries
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                 Years Ended February 28, 1998, 1997 and 1996

                          Increase (Decrease) in Cash


                                                                         1998                 1997                 1996
                                                                   ------------------   ------------------   ------------------
CASH FROM OPERATING ACTIVITIES
     Net income                                                    $        2,450,000   $        1,179,000   $          455,000
     Adjustments to reconcile net income to
     net cash from operating activities
          Depreciation and amortization                                       302,000              148,000              132,000
          Stock-based compensation                                             56,000                    -                    -
          Deferred income taxes                                               (41,000)             433,000               97,000
          Minority interest in net income of subsidiary                             -               19,000                6,000
          Gain on sale of assets                                             (125,000)                  -                     -
     Changes in operating assets and liabilities
          Accounts receivable                                                (667,000)          (1,984,000)             203,000
          Costs and estimated earnings in excess of
              billings on uncompleted contracts                              (944,000)            (184,000)             (82,000)
          Other current assets                                               (896,000)            (133,000)             (51,000)
          Other assets                                                          7,000              (86,000)             (33,000)
          Trade accounts payable                                              548,000            1,220,000               11,000
          Billings in excess of costs and estimated
              earnings on uncompleted contracts                               (59,000)             280,000               46,000
          Other current liabilities                                            23,000               65,000               66,000
          Income taxes payable                                              1,354,000              147,000              (44,000)
                                                                   ------------------   ------------------   ------------------
              Net cash flows from operating activities                      2,008,000            1,104,000              806,000
                                                                   ------------------   ------------------   ------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Business acquisitions                                                 (1,467,000)                   -                    -
     Sales of property and equipment                                          444,000                    -              155,000
     Purchase of property and equipment                                    (1,442,000)          (1,011,000)             (89,000)
     Advances to related parties                                             (196,000)                   -                    -
                                                                   ------------------   ------------------   ------------------
              Net cash flows from investing activities                     (2,661,000)          (1,011,000)              66,000
                                                                   ------------------   ------------------   ------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from stock issuances                                          7,493,000                    -                    -
     Redemption of preferred stock                                           (450,000)                   -                    -
     Principal payments on long-term debt                                    (229,000)            (319,000)            (517,000)
     Proceeds from debt incurred                                               10,000              465,000               66,000
     Payments on payables to related parties, net                            (778,000)                   -              (17,000)
     Borrowing on line of credit, net                                         150,000                    -                    -
     Dividends paid                                                                 -                    -              (39,000)
                                                                   ------------------   ------------------   ------------------
              Net cash flows from financing activities                      6,196,000              146,000             (507,000)
                                                                   ------------------   ------------------   ------------------
EFFECT OF CHANGES IN EXCHANGE RATES                                           (71,000)                   -                    -
                                                                   ------------------   ------------------   ------------------

NET INCREASE IN CASH                                                        5,472,000              239,000              365,000

CASH AND CASH EQUIVALENTS, beginning of year                                  763,000              524,000              159,000
                                                                   ------------------   ------------------   ------------------
CASH AND CASH EQUIVALENTS, end of year                             $        6,235,000   $          763,000   $          524,000
                                                                   ==================   ==================   ==================

             See accompanying notes to these financial statements.

                     Westower Corporation and Subsidiaries
                         NOTES TO FINANCIAL STATEMENTS
                       Februray 28, 1998, 1997 and 1996


   NOTE 1 - ORGANIZATION

   Westower Corporation (the "Company") was incorporated in Washington state in June 1997 for the purpose of acquiring Westower Holdings Ltd. and its wholly-owned subsidiaries, Westower Communications Ltd. and Westower Communications, Inc. In connection with an initial public offering on October 15, 1997, the Company raised approximately $7,459,000. Proceeds were used in part to acquire the assets and operations of several other businesses.

   The Company is successor to operations begun in 1990 by Westower Communication Ltd. It designs, builds and maintains wireless communication transmitting and receiving facilities for providers of wireless communication services. The Company also owns and leases transmitting sites to wireless communication providers. Principal operations are located in the Pacific Northwest, including the Canadian provinces of British Columbia and Alberta, and extend throughout the Western United States and into Eastern Canada.

   NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   (a) Principles of Consolidation - The consolidated financial statements include the accounts of Westower Corporation and its domestic and Canadian subsidiaries, all of which are wholly-owned. All material intercompany accounts and transactions have been eliminated in consolidation.

   (b) Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Examples of estimates subject to possible revision based upon the outcome of future events include costs and estimated earnings on uncompleted contracts, depreciation of property and equipment, and accrued income tax liabilities. Actual results could differ from those estimates.

   (c) Contract Revenue and Cost Recognition - Revenue from fixed-price construction contracts is recognized using the percentage-of-completion method. Revenues from contracts based upon time and materials are recognized based upon revenues earned for hours worked and materials consumed. Most of the Company's contracts are short-term and are completed in two to three months. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

   Costs and estimated earnings in excess of billings on uncompleted contracts represents revenues recognized in excess of amounts billed. Billings in excess of costs and estimated earnings on uncompleted contracts represents billings in excess of revenues earned.

   (d) Cash and Cash Equivalents - For purposes of cash flows reporting, cash and cash equivalents consist of cash in banks and money market investments on deposit with major Canadian and U.S. financial institutions.

   (e) Inventory - Inventory consists of construction parts and supplies and is stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

                     Westower Corporation and Subsidiaries
                         NOTES TO FINANCIAL STATEMENTS
                       February 28, 1998, 1997 and 1996


   NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

   (f) Property and Equipment - Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of the assets. Estimated useful lives by major asset category are as follows: buildings - 25 years; furniture, fixtures and equipment - 3 to 10 years; communication towers - 20 years; vehicles - 5 years.

   (g) Goodwill - Goodwill represents costs in excess of net assets of businesses acquired and is being amortized using the straight-line method over 20 years. At February 28, 1998, accumulated amortization was $16,000.

   (h) Valuation of Long-Lived Assets and Change in Accounting Policy - During 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of. In accordance with the new standard, the Company periodically reviews long-lived assets and certain identifiable intangibles whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. Adoption of the new standard had no affect on the Company's financial position or results of operations.

   (i) Income Taxes - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus the change in deferred taxes. Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. Differences relate primarily to the timing and recognition of depreciation on depreciable assets and profit on uncompleted contracts. Deferred tax amounts represent the future tax consequences of those differences, which will either be deductible or taxable when the assets and liabilities are recovered or settled.

   (j) Foreign Currency Translation - Asset and liabilities of Canadian operations where the functional currency is the local currency are translated into U.S. dollars at current exchange rates. Revenues and expenses are translated using the average exchange rate during the period. Foreign currency translation adjustments are reported as a component of stockholders' equity in the consolidated balance sheet.

   (k) Earnings Per Share and Change in Accounting Policy - During 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. The new standard supersedes Accounting Principles Board
   (APB) No. 15, Earnings Per Share and establishes standards for computing and presenting earnings per share. Prior years have been restated to conform with the new requirements.

   Basic earnings per share amounts are computed based on weighted average number of shares outstanding during the period after giving retroactive effect to stock dividends and stock splits. Diluted earnings per share amounts are computed by determining the number of additional shares that are deemed outstanding due to stock options and warrants using the treasury stock method.

                     Westower Corporation and subsidiaries
                         NOTES TO FINANCIAL STATEMENTS
                        February 28, 1998, 1997 and 1996


   NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

   (l) Stock-Based Compensation - Stock-based compensation is recognized using the intrinsic value method. For disclosure purposes, pro-forma net income and earnings per share are provided as if the fair value method had been applied.

   (m) New Accounting Standards - In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) Nos. 130 and 131. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. SFAS No. 131 establishes standards for reporting about operating segments, products and services, geographic areas, and major customers. The standards become effective for fiscal years beginning after December 15, 1997. Management plans to adopt these standards in the year ending February 28, 1999. Management believes that provisions of SFAS Nos. 130 and 131 will change certain financial statement disclosures but will not have a material effect on its financial condition or results of operations.

   In February 1998, the Financial Accounting Standards Board issued SFAS 132, Employers' Disclosures about Pensions and Other Postretirement Benefits--An Amendment of FASB Statements No. 87, 88, and 106. This Statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. Rather, it standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer useful. This Statement becomes effective February 1998, for the Company, and the Company believes it will not have a material effect on its financial condition or results of operations.

   NOTE 3 - ACQUISITIONS

   Westower Holdings Ltd.

   Concurrent with its incorporation in June 1997, the Company completed a merger with Westower Holdings Ltd. by issuing 3,000,000 shares of common stock in exchange for all outstanding common stock of Westower Holdings Ltd. Westower Holdings Ltd. is a Wyoming corporation that owns all outstanding common stock of Westower Communications Ltd. and Westower Communications, Inc. The merger qualified as a tax-free exchange and is accounted for similar to a pooling of interests, since the two companies were under common control.

   WTC Holdings, Inc. and Western Telecom Construction Ltd.

   Effective October 28, 1997, the Company completed a merger with WTC Holdings, Inc. (formerly 411677 Alberta Ltd.) and its wholly owned subsidiary, Western Telecom Construction Ltd., (collectively, "Western Telecom"). WTC Holdings, Inc. was wholly-owned by Peter Jeffrey prior to the merger. Roy Jeffrey, who is a significant stockholder and a director of Westower corporation is Peter Jeffrey's brother. WTC Holdings, Inc. is a Wyoming corporation, and Western Telecom Construction Ltd. is a Canadian corporation. Western Telecom engages in operations similar to those of the Company. The merger was effected by exchanging 835,000 shares of common stock valued at $5.1 million for all outstanding common stock of Western Telecom. The merger qualified as a tax-free exchange and has been accounted for using

                     Westower Corporation and Subsidiaries
                         NOTES TO FINANCIAL STATEMENTS
                       February 28, 1998, 1997 and 1996


NOTE 3 - ACQUISITIONS (Continued)

the pooling of interests method for business combinations. Accordingly, the 1998, 1997 and 1996 consolidated financial statements have been restated to include the combined financial position, results of operations, and cash flows of Western Telecom.

Prior to the merger, Western Telecom had a fiscal year-end of January 31. In recording the business combination, the 1997 financial statements have not been restated to conform with Westower Corporation's fiscal year-end as the effect on the consolidated financial statements is not material. Prior to the merger, the Company and Western Telecom entered into various business transactions. All intercompany transactions have been eliminated in restating the 1998, 1997 and 1996 consolidated financial statements.

Summarized results of operations for the separate companies and combined amounts included in the consolidated financial statements, net of intercompany transactions, are as follows:

                                                                1998              1997              1996
                                                          ----------------  ----------------  -----------------
Contract revenues and license fees earned
     Westower Corporation and Subsidiaries                     $16,156,000       $10,415,000        $5,664,000
     Western Telecom                                             7,027,000         5,001,000         1,777,000
                                                               -----------       -----------        ----------
                                                               $23,183,000       $15,416,000        $7,441,000
                                                               ===========       ===========        ==========
Net income
     Westower Corporation and Subsidiaries                     $   975,000       $   815,000        $  460,000
     Western Telecom                                             1,475,000           364,000            (5,000)
                                                               -----------       -----------        ----------
                                                               $ 2,450,000       $ 1,179,000        $  455,000
                                                               ===========       ===========        ==========

Other Acquisitions

Effective on dates ranging between November 1, 1997 and January 17, 1998, the Company acquired all outstanding shares of common stock of National Tower Service Ltd., 344813 Alberta Ltd., Ralph's Radio, Inc., 501053 B.C. Ltd., and the minority interest in WTC Leasing Ltd. all of which are Canadian corporations with operations similar to those of the Company. Total purchase price of $2,658,000 consisted of $1,467,000 in cash and the issuance of 133,600 shares of common stock valued at $1,191,000. The acquisitions have been accounted for as purchases. Accordingly, the operating results of the acquired companies have been included in the Company's consolidated financial statements since the date of acquisition. The aggregate purchase price exceeded the fair market value of net assets acquired by $2,104,000 which is being amortized over 20 years.

The following summarized unaudited pro forma consolidated results of operations includes the acquired companies assuming the acquisitions occurred on March 1, 1996:

                                                                                    1998              1997
                                                                              ----------------  ----------------
Contract revenues earned                                                           $26,629,000       $19,267,000
Net income                                                                         $ 2,888,000       $ 1,246,000
Basic earnings per share                                                           $      0.65       $      0.31
Diluted earnings per share                                                         $      0.61       $      0.31

                     Westower Corporation and Subsidiaries
                         NOTES TO FINANCIAL STATEMENTS
                       February 28, 1998, 1997 and 1996

NOTE 4 - UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts are summarized as follows:

                                                                                  1998              1997
                                                                            ----------------  -----------------
Costs incurred on uncompleted contracts                                         $ 5,666,000        $ 5,151,000
Estimated earnings                                                                3,639,000            871,000
Less billings to date                                                            (8,253,000)        (5,978,000)
                                                                                -----------        -----------
   Total                                                                        $ 1,052,000        $    44,000
                                                                                ===========        ===========
Presentation in the accompanying balance sheet:
Costs and estimated earnings in excess of billings
 on uncompleted                                                                 $ 1,324,000        $   375,000
Billings in excess of costs and estimated earnings
 on uncompleted                                                                    (272,000)          (331,000)
                                                                                -----------        -----------
   Total                                                                        $ 1,052,000        $    44,000
                                                                                ===========        ===========

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                                  1998              1997
                                                                            ----------------  -----------------
Buildings                                                                       $ 1,204,000         $  276,000
Vehicles                                                                          1,197,000            470,000
Equipment                                                                           634,000            279,000
Communication towers                                                                620,000            387,000
Furniture and fixtures                                                              312,000            173,000
Leasehold improvements                                                               73,000             27,000
                                                                                -----------         ----------
                                                                                  4,040,000          1,612,000
Less accumulated depreciation                                                    (1,064,000)          (400,000)
                                                                                -----------         ----------
                                                                                  2,976,000          1,212,000
Land                                                                                594,000            822,000
                                                                                -----------         ----------
                                                                                $ 3,570,000         $2,034,000
                                                                                ===========         ==========

Depreciation expense on property and equipment in 1998, 1997 and 1996 was $286,000, $143,000 and $132,000, respectively.

                     Westower Corporation and Subsidiaries
                         NOTES TO FINANCIAL STATEMENTS
                       February 28, 1998, 1997 and 1996


NOTE 6 - NOTE PAYABLE TO BANK AND LONG-TERM DEBT

Note Payable to Bank

The Company has a line of credit facility with a Canadian bank that allows for borrowing up to $210,000 at the bank's prime rate plus .75%. The line is collateralized by essentially all assets of Western Telecom Construction Ltd. and is subject to renewal in May 1998.

Long-Term Debt

Long-term debt consists of the following:

                                                                                  1998              1997
                                                                               ----------        ----------
Notes payable to Canadian bank including note repaid in full during
1998, due on demand or in monthly installments of $1,800 plus interest at the bank's prime rate plus 1.0% through January 1999, collateralized by mortgage on land and essentially all assets of Westower Holdings,
Ltd.                                                                           $  184,000        $  325,000

Note payable to Canadian bank, due in monthly installments of $6,400 including interest at 7.55% through December 2001, collateralized by essentially all assets of WTC Leasing and an assignment of specified
license fee revenues.                                                              79,000           155,000

Notes payable to Canadian bank, due on demand or in aggregate monthly installments of $1,900 including interest at rates ranging from 9.0% to
11.0% through July 1999, collateralized by equipment and essentially
all assets of Western Telecom Construction Ltd. and Ralph's Radio, Inc.            22,000            44,000

Notes payable to U.S. bank, due in aggregate monthly installments of
$2,600 including interest at rates ranging from 7.5% to 10.0% through
September 1999, collateralized by vehicles of Westower Communications,
Inc.                                                                               21,000            48,000

Vehicle purchase contracts with Canadian finance corporation, due in aggregate monthly installment of $1,200 including interest at rates ranging from 0.0% to 3.9% through December 2001, collateralized by
vehicles.                                                                          65,000                 -

Capital lease obligations to U.S. lessors, due in aggregate monthly installments of $6,700 through December 2001, collateralized by leased
equipment.                                                                        210,000            35,000
                                                                               ----------        ----------
Total long-term debt                                                              581,000           607,000

Less current portion                                                             (372,000)         (473,000)
                                                                               ----------        ----------

Long-term portion                                                              $  209,000        $  134,000
                                                                               ==========        ==========

                     Westower Corporation and Subsidiaries
                         NOTES TO FINANCIAL STATEMENTS
                       February 28, 1998, 1997 and 1996

NOTE 6 - NOTE PAYABLE TO BANK AND LONG-TERM DEBT (Continued)

Long-term debt matures as follows:

               Year Ending
               February 28,
           --------------------
                  1999                        $  372,000
                  2000                            86,000
                  2001                            90,000
                  2002                            33,000
                  2003                                 -
                                              ----------
                                                $581,000
                                              ==========

Capital lease obligations consist primarily of commitments under lease contracts for trucks and certain other equipment. The obligations carry a weighted-average imputed interest rate of 17%. At February 28, 1998, book value and accumulated amortization of leased equipment are $275,000 and $62,000, respectively.

Several of the Company's loan agreements with banks contain restrictive covenants in accordance with standard banking practice. The covenants are applicable to individual subsidiaries entering into the agreements and not to the consolidated entity.

NOTE 7 - INCOME TAXES

The provision for income taxes is comprised by the following:

                                             1998          1997          1996
                                         -----------    ----------    ---------
     Current
       U.S. federal and state            $   272,000    $  133,000    $       -
       Canadian federal and provinical     1,402,000        70,000       59,000
                                         -----------    ----------    ---------
                                           1,674,000       203,000       59,000
                                         -----------    ----------    ---------

     Deferred
       U.S. federal and state            $         -    $   (2,000)   $       -
       Canadian federal and provinical       (41,000)      435,000       96,000
                                         -----------    ----------    ---------
                                             (41,000)      433,000       96,000
                                         -----------    ----------    ---------

         Total                           $ 1,633,000    $  636,000    $ 155,000
                                         ===========    ==========    =========

                     Westower Corporation and Subsidiaries
                         NOTES TO FINANCIAL STATEMENTS
                       February 28, 1998, 1997 and 1996


NOTE 7 - INCOME TAXES (Continued)

The total tax provision differs from the amount computed using the U.S and Canadian federal statutory income tax rates as follows:

                                                                      Canadian            U.S.            Total
                                                                       Income            Income          Income
                                                                    ------------       ----------     ------------
     1998
     ----
        Pretax net income                                           $  3,283,000       $  800,000     $  4,083,000
        Statutory rates                                                       45%              34%              43%
        Tax at statutory rates                                         1,477,000          272,000        1,749,000
        Benefit of graduated rates and tax credits                      (116,000)               -         (116,000)
        Provision for income taxes                                     1,361,000          272,000        1,633,000
        Effective tax rates                                                   41%              34%              40%

     1997
     ----
        Pretax net income                                           $  1,457,000       $  358,000     $  1,815,000
        Statutory rates                                                       45%              34%              43%
        Tax at statutory rates                                           656,000          122,000          778,000
        Benefit of graduated rates and tax credits                      (150,000)               -         (150,000)
        U.S. state income taxes, net of federal tax benefit                    -            8,000            8,000
        Provision for income taxes                                       506,000          130,000          636,000
        Effective tax rates                                                   35%              36%              35%

     1996
     ----
        Pretax net income                                           $    533,000       $   77,000     $    610,000
        Statutory rates                                                       45%              34%              44%
        Tax at statutory rates                                           240,000           26,000          266,000
        Benefit of graduated rates and tax credits                       (85,000)               -          (85,000)
        Effect of net operating loss carryover                                 -          (26,000)         (26,000)
        Provision for income taxes                                       155,000                -          155,000
        Effective tax rates                                                   29%               0%              25%

Undistributed earnings of the Company's Canadian subsidiaries amounted to approximately $5 million at February 28, 1998. Essentially all of those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes, net of foreign tax credits, and withholding taxes payable in Canada. In the event Canadian earnings were distributed, estimated U.S. federal and state income taxes due, net of foreign tax credits, would be approximately $1.5 million.

                     Westower Corporation And Subsidiaries
                         NOTES TO FINANCIAL STATEMENTS
                       February 28, 1998, 1997 and 1996

NOTE 7 - INCOME TAXES (Continued)

The tax effects of temporary differences that give rise to deferred tax liabilities are as follows:

                                                              1998        1997
                                                           ----------  ---------
     Current
       Deferred taxable income on uncompleted contracts    $  534,000  $ 580,000
     Noncurrent
       Depreciation differences                                48,000     27,000
                                                           ----------  ---------
                                                           $  582,000  $ 607,000
                                                           ==========  =========

NOTE 8 - EARNINGS PER SHARE

The numerators and denominators of basic and fully diluted earnings per share are as follows:

                                                                             1998              1997              1996
                                                                          ----------        -----------       -----------
Numerator - Net income as reported                                        $2,450,000        $1,179,000        $  455,000
   Dividends on preferred shares                                                   -                 -           (39,000)
                                                                          ----------        ----------        ----------
                                                                          $2,450,000        $1,179,000        $  416,000
                                                                          ==========        ==========        ==========
Denominator - Weighted average number of shares outstanding
   Basic earnings per share                                                4,323,000         3,835,000         3,835,000
   Effect of dilutive stock options and warrants                             331,000                 -                 -
                                                                          ----------        ----------        ----------
       Diluted earnings per share                                          4,654,000         3,835,000         3,835,000
                                                                          ==========        ==========        ==========

NOTE 9 - STOCKHOLDERS' EQUITY

Preferred Stock

During 1998, the Company merged with WTC Holdings Ltd. and its wholly-owned subsidiary, Western Telecom Construction Ltd. (collectively, "Western Telecom"). The merger has been accounted for as a pooling of interests and the 1997 and 1996 financial statements have been restated to include the accounts of Western Telecom. In February 1994, Western Telecom issued 467 shares of Class A redeemable preferred stock. The preferred stock ranks in priority to common stock in the event of liquidation, dissolution or winding up of the affairs of Western Telecom. The shares also contain stated redemption values and rights to 5% noncumulative dividends when declared by the Board of Directors. There were no unpaid dividends at February 28, 1998 and 1997. The preferred stock has no voting rights.

The shares have been reflected at their total redemption price of $450,000 in the February 28, 1997 balance sheet. During 1998, the Board of Directors elected to redeem all outstanding shares.

                    Westower Corporation and Subsidiaries
                      NOTES TO FINANCIAL STATEMENTS
                    February 28, 1998, 1997 and 1996


NOTE 9 - STOCKHOLDERS' EQUITY (Continued)

Common Stock

The Company has a single class of $0.01 par value common stock. Authorized shares total 10 million, of which 1,230,000 have been registered on Form SB-2 with the Securities and Exchange Commission under the 1933 Securities Act. A total of 1,200,000 of the registered securities were sold in connection with an initial public offering on October 15, 1997. Proceeds from the offering totaled $7,459,000, net of $485,000 of underwriting costs. The registered securities trade on the American Stock Exchange.

As disclosed in Note 3, an additional 3,968,600 shares were issued in connection with various business combinations during fiscal 1998. Another 7,000 shares were issued as stock awards to employees of the Company and acquired businesses as incentive to remain in the employ of the Company. Of the total 5,176,000 shares outstanding, 3,385,000 shares are held by five individuals, including 3,101,000 shares held by four members of management.

Stock Warrants

In connection with its initial public offering in October 1997, the Company issued 1,380,000 stock warrants. The warrants are exercisable for $9.00 for one share of Company common stock. Commencing six months following the offering, the Company may call for redemption of the warrants for $0.05 each upon thirty days prior written notice if the closing sales price of the Company's common stock has equaled or exceeded $15.00 for ten consecutive days. Through February 28, 1998, 400 shares of common stock were issued pursuant to the terms of the warrant agreements.

Stock Option Plan

The Company has established the 1997 Stock Option Plan (the Plan), as amended, which provides for granting stock options to employees, officers, directors, and consultants to the Company and its affiliates through the year 2004. The Plan reserves 400,000 shares of the Company's common stock and provides for grants of incentive stock options within the meaning of Section 422 of the Internal Revenue Code and grants of non-qualified options at the discretion of the Board of Directors.

In accordance with Statement of Financial Accounting Standards No 123, Accounting for Stock-Based Compensation" ("FAS 123"), which was effective as of January 1, 1996, the fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model for pro forma footnote purposes with the following assumptions used for grants during the current year; no dividend yield, risk-free interest rate of 6.25% and expected option life of
2.7 years. Expected volatility was assumed to range from 0% to 29%.

                     Westower Corporation and Subsidiaries
                         NOTES TO FINANCIAL STATEMENTS
                       February 28, 1998, 1997 and 1996


NOTE 9 - STOCKHOLDERS' EQUITY (Continued)

                                                                     Weighted-
                                                                      Average
                                      Shares of Common Stock      Exercise Right
                                  ------------------------------
                                   Available for        Under      of Shares
                                   Option/Award         Plan       Under Plan
                                  ---------------   ------------  --------------
BALANCE, February 28, 1997                      -              -
    Authorized                            400,000              -
    Granted                              (589,000)       589,000        $  7.78
                                  ---------------   ------------
BALANCE, February 28, 1999               (189,000)       589,000
                                  ===============   ============

The Company has granted 189,000 options in excess of shares reserved. The Company is in the process of amending its option plan in order to ratify the options issued in excess of the amount reserved.

The following table summarizes information about stock options outstanding at February 28, 1998:

                      Options Outstanding                 Options Exercisable
           -------------------------------------------   ----------------------
               Number           Weighted-      Weighted               Weighted
 Range of     Outstanding        Average        Average                Average
Exercise     February 28,       Remaining      Exercise     Number    Exercise
  Prices         1998       Contractual Life    Price     Exercisable   Price
---------    ------------   -----------------  --------   ----------- --------
  $13.40        15,000          4.9 years       $13.40            -   $    -
7.50 to 8.25   559,500          4.6 years         7.82      105,000     8.07
    1.00         4,500          4.4 years         1.00            -        -
    0.01        10,000          4.6 years         0.01            -        -

During fiscal 1998, the Company granted 39,500 nonqualified stock options to employees. The difference between the market price at the date of grant and the purchase price to be paid by the grantee is recognized ratably by the Company as compensation expense over the vesting period. The expense for fiscal year 1998 was $21,000. During 1998, another $35,000 of compensation expense was recognized for stock awards granted to employees.

Had the fair value method of accounting been applied to the Company's stock option plan, the tax-effected impact would be as follows:

                                                                   1998
                                                                -----------
Net income as reported                                          $2,450,000
Estimated fair value of the year's option grants, net of tax      (215,000)
                                                                ----------
Net income adjusted                                             $2,235,000
                                                                ==========
Basic earnings per share                                        $     0.52
                                                                ==========
Diluted earnings per share                                      $     0.48
                                                                ==========

                     Westower Corporation and Subsidiaries
                         NOTES TO FINANCIAL STATEMENTS
                     February 28, 1998, 1997 and 1996


NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

                                                                          1998               1997             1996
                                                                    -----------------  ----------------  ---------------
Cash paid for interest                                                     $   87,000           $54,000          $87,000

Cash paid for income taxes                                                    177,000            77,000           90,000
Noncash transactions
   Stock issuances for acquisitions of businesses                           1,184,000                 -                -

   Equipment acquired under capital lease obligations
          and seller financing                                                256,000                 -                -

NOTE 11 - RETIREMENT PLAN

The Company's subsidiary, Westower Communications Inc., adopted a defined contribution retirement plan, effective January 1, 1997. The plan contains certain participation criteria and allows for both employee and employer discretionary contributions. The total Company funded discretionary contribution for 1998 and 1997 was $52,000 and $46,000, respectively.

NOTE 12 - RELATED PARTY TRANSACTIONS

Advance to Related Parties

During 1998, the Company advanced $119,000 to a Canadian corporation owned by certain shareholders of Westower Corporation. Proceeds were used by the Corporation to purchase facilities leased by one of the Company's newly acquired subsidiaries, 501053 B.C Ltd. The Company also advanced $77,000 to several stockholders during 1998. The advances are unsecured, bear no interest, are due on demand and are denominated in Canadian dollars.

Management Services and Accounts Payable

The Company receives consulting services from Westower Consulting Ltd., a Canadian corporation owned by a stockholder of Westower Corporation. Charges for these services were $126,000 and $94,000 in 1998 and 1997, respectively. Included in trade accounts payable at February 28, 1998 is $39,000 due to Westower Consulting Ltd. Management expects that payments to this related corporation will not continue in 1999, since the related services will be performed by employees and officers of the Company.

                     Westower Corporation and Subsidiaries
                         NOTES TO FINANCIAL STATEMENTS
                     February 28, 1998, 1997 and 1996


NOTE 12 - RELATED PARTY TRANSACTIONS (Continued)

Notes and Advances Payable to Related Parties

Notes and advances payable to related parties consist of the following:

                                                                                 1998              1997
                                                                           ----------------  ----------------
Unsecured advances payable to officers and stockholders, in Canadian
dollars, with no stated interest rate and no specific repayment terms.             $173,000          $      -

Unsecured notes payable to officers and stockholders, paid in full
during 1998.                                                                              -           672,000
                                                                                   --------          --------

                                                                                   $173,000          $672,000
                                                                                   ========          ========

Facility Leases

Two subsidiaries acquired during the year, 501053 B.C. Ltd. and National Tower Service Ltd., lease their operating facilities from Canadian corporations owned by certain stockholders of Westower Corporation. The facilities are leased on a month-to-month basis, and no significant lease payments were paid to related parties during the period from the date of acquisition to February 28, 1998.

NOTE 13 - COMMITMENTS AND CONTINGENCY

Operating Leases

The Company leases operating facilities in Washington state under two noncancelable operating lease agreements. Future minimum lease payments total $68,000 in 1999 and $26,000 in 2000.

Rent expense for 1998, 1997 and 1996 was $26,000, $27,000 and $24,000,
respectively.

Year 2000 Compliance

The Company has not made an assessment of how the Year 2000 compliance issue may affect its electronic data processing systems or those of its customers, suppliers, banks and other outside parties. Accordingly, the Company has not estimated the cost, if any, to update its data processing systems to assure compliance, or the costs that may be incurred as a result of outside parties Year 2000 problems.

NOTE 14 - CREDIT RISK AND BUSINESS CONCENTRATIONS

Financial instruments that potentially subject the Company to concentrations of credit consist primarily of cash, cash equivalents and trade accounts receivable. The Company places its temporary cash investments with major financial institutions. At times, deposits with any one institution may exceed federally insured limits. The Company extends credit to customers based on evaluation of customer's financial condition and credit history. Collateral is generally not required. Customers include large Canadian and U.S. companies concentrated in the telecommunications industry. Sales to five major customers accounted for 48% of total revenues in 1998. Amounts due from these customers comprised 37% of trade accounts receivable at February 28, 1998. Sales to six major customers accounted for 61% of total revenues in 1997. Amounts due from these customers comprised 56% of trade accounts receivable at February 28, 1997.

                    Westower Corporation and Subsidiaries
                      NOTES TO FINANCIAL STATEMENTS
                     February 28, 1998, 1997 and 1996


NOTE 14 - CREDIT RISK AND BUSINESS CONCENTRATIONS (Continued)

Management expects that sales to relatively few customers will continue to account for a high percentage of its revenues into the foreseeable future and believes the Company's financial results depend in significant part upon the success of these customers. Although the composition of the group comprising the Company's largest customers may vary from period to period, the loss of a significant customer or reduction in orders by any significant customers, including reductions due to market, economic or competitive conditions in the wireless communications industry, may have an adverse effect on the Company's business, financial condition and results of operations.

The following table summarizes sales and net income, and net assets related to the geographic regions in which the Company operates.

                                                                                        1998
                                                                   ---------------------------------------------
                                                                     Total     United States     Canada
                                                                   ----------  --------------  -----------------
Sales                                                                100%            16%           84%
Net Income                                                           100%             5%           95%
Net Assets                                                           100%            61%           39%

                                                                                          1997
                                                                   ---------------------------------------------
                                                                     Total     United States     Canada
                                                                   ----------  --------------  -----------------
Sales                                                                100%            53%           47%
Net Income                                                           100%            19%           81%
Net Assets                                                           100%            49%           51%

                                                                                           1996
                                                                   ---------------------------------------------
                                                                     Total     United States     Canada
                                                                   ----------  --------------  -----------------
Sales                                                                100%            21%           79%
Net Income                                                           100%            17%           83%

NOTE 15 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash, Contracts Receivable, Trade Accounts Payable And Other Current Liabilities
- At February 28, 1998, carrying amounts of these financial instruments approximate fair value because of their short maturities.

Long-Term Debt - At February 28, 1998, estimated fair value of long-term debt approximates the carrying amount of $581,000, based on current rates offered for similar debt.

Advances to and from Related Parties - At February 28, 1998, the Company has notes and advances to and from related parties in amounts of $196,000 and $173,000, respectively. The carrying amount of advances to related parties approximates fair value because of the short maturity of these instruments. Advances from related parties bear no interest and have no specific repayment terms. Based on an assumed interest rate of 8% and payment in full in February 2000, fair value is estimated to be $147,000.

                    Westower Corporation and Subsidiaries
                      NOTES TO FINANCIAL STATEMENTS
                    February 28, 1998, 1997 and 1996


NOTE 16 - SUBSEQUENT EVENTS

In March 1998, the Company tentatively agreed to acquire two Canadian companies in exchange for 95,000 shares of Westower Corporation stock valued at $1.9 million. As part of the purchase agreement, the Company and three principals of the acquired companies will enter into employment agreements which will initially provide for annual compensation of $75,000 each plus rights to purchase up to 12,733 (each) shares of common stock, vesting over a three-year period, at an average exercise price of $1.72 per share. The acquired companies fabricate and install communication towers in Eastern Canada. Annual sales for the acquired companies are estimated at $5 million with net income of approximately $600,000. Goodwill of approximately $1.3 million is expected to be recorded as part of the purchase.

In May 1998, the Company made a tentative agreement to acquire a company doing business in the southeastern United States. Under the proposed agreement the Company will issue approximately 385,000 shares of common stock, valued at approximately $10,000,000, to complete the acquisition. Final details and a definitive purchase agreement are still under negotiation.

The Company is in other purchase negotiations with various businesses with operations similar to that of the Company. No definitive agreements have been reached in these negotiations.

Subsequent to year end, the Company received a commitment letter for the purchase of $15,000,000 in 7% convertible senior subordinated debt and a warrant to purchase 40,000 shares of common stock. The proposed terms of the purchase agreement provide for payment of $14,850,000 to the Company, 99.9% of which is to be allocated to the debt and 0.1% to be allocated to the warrant. The debt is convertible at $25.03 per share of common stock, and the warrant provides for purchase of the shares at $23.00 per share. The purchase agreement provides for adjustment of the conversion amount for the subordinated debt and warrant exercise price for any stock dividends, splits and other changes as defined in the respective agreements, so as to preserve the purchaser's relative rights inherent in the agreements. The Company will be subject to various affirmative and negative covenants contained in the agreement and the agreement gives the purchaser the right to conversion or to exercise the warrant rights at any time. The agreement also requires the purchaser to consent to the subordination of the debt obligation to senior bank indebtedness committed to the Company as discussed below.

On April 9, 1998, the Company received a commitment for $75,000,000 of senior bank notes, with lead funding to be provided by BankBoston. The obligation will bear interest at an indexed variable rate plus an additional amount depending on the degree of leverage maintained by the Company. The final terms are expected to provide for interest-only payments for a two-year period, with amortization to begin in year three and with a final due date at the end of year seven. The proceeds from this funding facility and the convertible senior subordinated debt are expected to be used to purchase communication and broadcast towers.

ITEM 13.   EXHIBITS, LIST AND REPORTS ON
           FORM 8-K

     (a)  EXHIBIT NUMBER     DESCRIPTION OF EXHIBIT

               23.1          Consent of Moss Adams LLP
               27.1          Financial Data Schedule

     (b)  Reports on Form 8-K

          The registrant did not file any current reports on Form 8-K during the fiscal year ended February 28, 1998.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Date: June 12, 1998


                                      WESTOWER CORPORATION

                                      By:   /s/ Peter Lucas
                                      __________________________________________
                                      Peter Lucas, Vice-President, Chief
                                      Financial Officer, Secretary and Treasurer

                                 EXHIBIT INDEX

EXHIBIT NUMBER     DESCRIPTION OF EXHIBIT

     23.1          Consent of Moss Adams LLP
     27.1          Financial Data Schedule