Form 10QSB
period 1998-05-31
WESTOWER CORP
filed 1998-07-15
CIK 1043274

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[x]      QUARTERLY REPORT UNDER SECTION 13 OR 15
         (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended May 31, 1998

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

         For the transition period from________________to_______________

                         COMMISSION FILE NUMBER 1-132963


                              WESTOWER CORPORATION
                 (Name of small business issuer in its charter)

                                   WASHINGTON
                            (State or jurisdiction of
                         Incorporation or Organization)

          1623                                               91-1825860
(Primary Standard Industrial                                 (I.R.S. Employer
Classification Code Number)                             Identification Number)

                              Westower Corporation
                               7001 NE 40th Avenue
                           Vancouver, Washington 98661
                                 (360) 750-9355
              (Address and telephone number of principal executive
                    offices and principal place of business)

Check whether the issuer:

(1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and

(2)   has been subject to such filing requirements for the past 90 days


                                 YES /X/ No / /


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes common equity, as of the latest practicable date:

                            5,938,407 as of June 30,1998

                               WESTOWER COPORATION

                                      INDEX


PART I - FINANCIAL INFORMATION

          ITEM 1 - FINANCIAL STATMENTS
          Consolidated Balance Sheets of Westower Corporation
          at May 31, 1997 and 1998 (unaudited)                                 3

         Consolidated Statements of Income of Westower Corporation for
         the three month periods ended May 31, 1997 and 1998 ( unaudited )     4

         Consolidated Statements of Cash Flows of Westower Corporation for
         the three month periods ended May 31, 1997 and 1998 (unaudited )      5

         Notes to the Consolidated Financial Statements of
         Westower Corporation as of May 31,1997 and 1998 ( unaudited )         6

         ITEM 2 - MANAGEMNET'S DISSCUSSIONS AND ANALYSIS OR PLAN OF OPERATION  7

PART II - OTHER INFORMATION                                                    8

         ITEM 1 - LEGAL PROCEEDINGS

         ITEM 2 - CHANGES IN SECURITIES

         ITEM 3 - DEFAULTS UPON SENIOR SECURITES

         ITEM 4  - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         ITEM 5 - OTHER INFORMATION

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         SIGNATURES





















                              WESTOWER CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             May 31, 1997 and 1998

                                                          ( Unaudited )

                                                              1997                               1998
                                                         ---------                      -------------
                                                                ASSETS

CURRENT ASSETS

     Cash                                            $   1,893,000                      $  21,569,000
     Account receivable, net                             5,016,000                          9,035,000
     Costs and estimated earnings in excess of
     billings on uncompleted contracts                   1,641,000                          1,649,000
     Inventory (Note 2)                                    242,000                        2,127,000
                                                     -------------                      -----------

         Total Current Assets                            8,792,000                         34,380,000

PROPERTY AND EQUIPMENT, net                              1,959,000                          4,238,000

GOODWILL                                                                                    2,064,000

OTHER ASSETS                                                 64,000                           859,000
                                                     --------------                     -------------

TOTAL ASSETS                                         $  10,815,000                      $  41,541,000
                                                     =============                      =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Trade accounts payable                        $     3,657,000                      $   5,444,000
     Billings in excess of costs and estimated
     earnings on uncompleted contracts                   2,415,000                          1,348,000
     Other current liabilities                             245,000                            280,000
     Income taxes payable                                  137,000                          1,816,000
     Deferred income taxes                                 569,000                            534,000
     Note payable to bank                                        -                            150,000
     Current portion of long-term debt                     257,000                            343,000
                                                   -------

              Total current liabilities                  7,280,000                          9,915,000

LONG-TERM DEBT, net of current portion                     180,000                            187,000

DEFERRED INCOME TAXES                                            -                             48,000

SUBORDINATED CONVERTIBLE NOTES                                   -                         15,000,000

ADVANCES FROM RELATED PARTIES                            1,594,000                                  -
                                                   ---------------                      -------------
              Total liabilities                          9,054,000                         25,150,000
                                                   ---------------                      -------------

REDEEMABLE PREFERRED STOCK                                 450,000                                  -
                                                   ---------------                      -------------

STOCKHOLDERS' EQUITY
     Common stock                                           42,000                         12,022,000
     Foreign currency translation adjustments                    -                           (67,000)
     Retained earnings                                   1,269,000                          4,436,000
                                                   ---------------                      -------------
     Total stockholders' equity                          1,311,000                         16,391,000
                                                   ---------------                      -------------
TOTAL LIABILITIES AND STOCK
HOLDERS' EQUITY                                    $ 10,815,000                         $  41,514,000
                                                   ============                         =============



                              WESTOWER CORPORATION
                        CONSOLDIATED STAEMENTS OF INCOME
                                  ( Unaudited )

                                                                                  For the Three Months Ended
                                                                                          May 31,
                                                              1997                          1998
                                                   --------------------                 --------

Revenues Earned                                    $     8,948,000                      $  11,166,000

Cost of Revenues Earned                                  6,654,000                          8,599,000
                                                     -------------                      -------------

     Gross Profit                                        2,294,000                          2,567,000

Selling, General and Administrative
Expenses                                             1,335,000                              1,357,000
                                                   -----------                             ----------

Operating Income                                   $       959,000                      $   1,210,000

Other Income ( Expense )
     Interest expense                                     (26,000)                           (17,000)
     Interest income                                                -                       75,000
                                                   --------------------                 ----------

Income Before Income Taxes                                 933,000                          1,268,000

Income Taxes                                               349,000                         444,000
                                                   ---------------                      ----------

Net Income                                         $    584,000                         $    824,000
                                                   ============                         ============


Basic Earnings per Share                           $          .14                       $           .15
                                                   ===============                      ===============

Diluted Earnings per Share                                    n.a.                      $           .13
                                                   ===============                      ===============

Weighted Average Common Shares                          4,232,000                           5,659,000
                                                   ==============                      ==============

Weighted Average Common Shares
plus Dilutive Potential                                        n.a.                         6,587,000

















                              WESTOWER CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    Three         Months Ended May 31, 1997 and 1998 ( Unaudited
                                  )

                                                             1997                               1998
                                                     -------------                      ------------

CASH FLOWS FROM OPERATING ACTIVITIES
         Net income                                $       584,000                      $     824,000
         Depreciation and amortization                      59,000                             62,000
         Net change in non-cash operating
           assets and liabilities                        1,079,000                        (3,243,000)
                                                     -------------                      -------------

         Net cash flows from operating activities        1,722,000                        (2,357,000)
                                                     -------------                      -------------

CASH FLOWS FROM INVESTING ACTIVITES

         Purchase of property and equipment              (169,000)                          (435,000)
                                                     -------------                      -------------

         Net cash flows from investing activities        (169,000)                          (435,000)
                                                     -------------                      -------------

CASH FLOWS FROM FINANCING ACTIVITES
         Principal payments on long-term debt            (168,000)                           (51,000)
         Net proceeds on exercise of warrants                    -                          3,290,000
         Net proceeds on sale of convertible
           subordinated notes                                    -                         14,850,000
                                                     -------------                      -------------

         Net cash flows from financing activities        (168,000)                         18,089,000
                                                     -------------                      -------------

NET INCREASE IN CASH                                     1,385,000                         15,297,000

CASH - Beginning of Period                                   508,000                        6,272,000
                                                     ---------------                   --------------

CASH - End of Period                                 $   1,893,000                      $  21,569,000
                                                     =============                      =============

SUPPLEMENTAL DISCLOSURE
         Interest Paid                               $      11,000                      $      17,000
         Taxes Paid                                  $      38,000                      $     280,000



                              WESTOWER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              May 31, 1997 and 1998
                                  ( Unaudited )

Note 1 - Basis of Presentation

The consolidated financial statements and notes thereto at May 31, 1997 and 1998 and for the three month periods ended May 31, 1997 and 1998 reflect the acquisition of Western Telecom Construction Ltd., an Alberta corporation and the acquisition of MJA Communications Corp., a Florida corporation. Both companies design, fabricate and construct wireless transmitting and receiving facilities and shelters for communications equipment. The Company issued 835,000 shares of its common stock for all the common shares of Western Telecom Construction Ltd. and 397,023 shares of its common stock for all of the common shares of MJA Communications Corp. Both acquisitions were structured as mergers and accounted for as pooling of interests. Accordingly, the consolidated financial statements and notes thereto at May 31, 1997 and 1998, and for three month periods ended May 31, 1997 and 1998 are presented as if the acquisition of Western Telecom Construction Ltd. and MJA Communications Corp. had occurred at the at the beginning of all periods presented.

The  notes  to  the  consolidated   financial  statements  do  not  present  all
disclosures required under generally accepted accounting principles, but instead, as permitted by the Securities and Exchange Commission regulations, presume that user of the interim financial statements have read or have access to the February 28, 1998 audited consolidated financial statements and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the results for interim periods. The results of operations for the three month periods ended May 31, 1997 and 1998 respectively are not necessarily indicative of the results to be expected for the full year. Note 2 - Inventory

Inventory is stated at the lower of cost and estimated net realizable value using the first-in, first-out method. Inventory consists of materials purchased for future construction not associated with specific jobs.

Note 3 - Common Stock

On October 15, 1997, the Company issued 1,200,000 shares of common stock and 1,380,000 warrants to purchase common stock in a public offering. The Company received proceeds, net of costs, of $7,524,585. During the three month ended May 31, 1998 , the Company received proceeds of $3,289,788 on the exercise of 365, 532 warrants.

                              WESTOWER CORPORATION

                   ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS

                              RESULTS OF OPERATIONS

FOR THE THREE-MONTH PERIODS ENDED MAY 31, 1997 AND 1998

Results for the three month periods ended May 31, 1997 and 1998, include the results for Western Telecom Construction Ltd. and MJA Communications Corp., both acquisitions accounted for using the pooling-of-interests method.

Revenues for the first quarter increased $2,218,000 or 25% compared to the first quarter in the previous year. Approximately 40% of the increase is attributable to strong demand for the Company's services in some geographic areas including the Southeastern U.S. and Alberta, Canada, offset by weaker demand in such areas as the Northwestern U.S. Acquisitions accounted for by the purchase method completed in late fiscal 1998, contributed to approximately 60% of the increase.

Gross profit for the quarter ended May 31, 1998 increased $273,000 or 12% from the comparable quarter. The increase is attributable to the 25% increase in sales partially offset by a decline in gross profit margins from 25.6% in 1997 to 23.0% in 1998. The decline in gross profit margin is attributable to increased price competition in the Northwestern region of the U.S. and Ontario, Canada.

Selling, general and administrative expenses for the quarter ended May 31, 1998 were approximately the same as in the comparable quarter. As a percentage of sales, these expenses were 14.9 % in 1997 and 12.1% in 1998. The small increase of $22,000 reflects increased staffing to manage growth and to enable the Company to own communications towers and lease space on these towers to third parties, offset by a reduction in salaries and bonuses paid to principal officers in prior years.

Operating income improved $251,000 or 26% in the quarter ended May 31,1998 compared to the quarter ended May 31, 1997. The increase is attributable to the increase in revenues offset somewhat by the decrease in gross profit margins.

Net income increased 41% in the quarter ended May 31, 1998, to $824,000 from the comparable period. The increase is attributable to the increase in sales, stable selling, general and administrative expenses, offset by reduced gross profit margin.

During the three months ended May 31, 1998, the Company owned twelve communications towers that are leased to a telephone company (currently, 22 towers). Revenue and expenses associated with this activity have been included in contract revenues and costs.

                              WESTOWER CORPORATION

                           PART II - OTHER INFORMATION

ITEM 1 -          LEGAL PROCEEDINGS
                  None

ITEM 2 - CHANGES IN SECURITES
                  None

ITEM 3 -          DEFAULTS UPON SENIOR SECURITES
                  None

ITEM 4 -          SUMBISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  None

ITEM 5 -          OTHER INFORMATION
                  None

ITEM 6 -          EXHIBITS AND REPORTS ON FORM 8-K
                  Exhibits                  None
                  Reports on Form 8-K

                  During the three months ended May 31, 1998, the Company filed Form 8-K which described the acquisition of WTC Holding Inc., the parent of Western Telecom Construction Ltd.

Signature:        ____________________________________________________________

Signature:        ____________________________________________ _______________

Signature:        ____________________________________________________________

Westower Corporation
Registrant

Date:             ________________________________________________________