Form 10-Q/A
period 1998-05-31
WESTOWER CORP
filed 1998-10-01
CIK 1043274

MAURICE J. BATES, L.L.C.
                                 ATTORNEY AT LAW
                           8214 WESTCHESTER SUITE, 500
                               DALLAS, TEXAS 75225

                            Telephone (214) 692-3566
                               Fax (214) 987-2091

                                October 1 1998


Barbra Jacobs, Deputy Chief
Office of Small Business Policy
Securities and Exchange Commission
450 5th Street N. W.
Washington, DC. 20549

         Re: Westower Corporation
         File No. 333-32963
         10-q Amendment 1

Dear Mrs. Jacobs:

     We  transmit  herewith   10-q  Amendment  No.  1.





                                                     Very truly yours,

                                                     /s/ Maurice J. Bates

                                                     Maurice J. Bates