Form 10KSB/A
period 1998-02-28
WESTOWER CORP
filed 1998-10-15
CIK 1043274

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                FORM 10-KSB/A-2

                               (AMENDMENT NO. 2)

 FOR THE ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                                   (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the transition period from                 to
                        Commission file number 1-132963

                             WESTOWER CORPORATION
                (Name of small business issuer in its charter)

            WASHINGTON                                  91-1825860
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

         7001 NE 40TH AVE.,                                98661
       VANCOUVER, WASHINGTON                             (Zip Code)
(Address of principal executive offices)

                  Issuer's telephone number:  (360) 750-9355

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:


Title of each class:                               Name of each exchange on
-------------------                                    which registered:
                                                   ------------------------
Units (consisting of one share and one warrant)    American Stock Exchange
Common Stock, $.01 par value                       American Stock Exchange
Redeemable Common Stock Purchase Warrants          American Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:  NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form 10-KSB, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

The issuer's revenues for its most recent fiscal year were $23,183,000.

The approximate aggregate market value of voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of October 1, 1998 was $21.50. The number of shares of common stock outstanding as of October 1, 1998, was 6,901,359.


Purpose of Amendment:  to include Items 9, 10, 11 and 12.

                                     PART I

ITEMS 1 THROUGH 4 - Responses to these Items have been previously provided and therefore have been omitted herein.

                                    PART II

ITEMS 5 THROUGH 8 - Responses to these Items have been previously provided and therefore have been omitted herein.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
----------------------------------------------------------------------
Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

                                   MANAGEMENT

EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth the names, positions and ages of the Company's directors and executive officers as of October 1, 1998:


         NAME           AGE                   POSITION
----------------------  ---  ------------------------------------------
Calvin J. Payne          46  Chairman of the Board and
                             Chief Executive Officer

S. Roy Jeffrey           51  Chief Operating Officer and Director

Michael J. Anderson      47  Senior Vice President and Director

Peter Lucas              44  Chief Financial Officer and Director

Ronald P. Erickson       53  Director

Robert A. Shuey, III     44  Director

Donald A. Harris         45  Director

Seth Buechley            27  Vice President and Director


     CALVIN J. PAYNE is a co-founder of the Company. Since its inception in 1990, Mr. Payne has managed the Company's growth in his capacity as a director, officer and chief engineer. Mr. Payne has 22 years of experience in all aspects of the construction of steel communication towers. He was a construction worker and rigger in 1975, a field engineer in 1978, a design engineer in 1979, engineering manager in charge of a tower company's Australian operations in 1983, and chief engineer of the same company's domestic operations in 1988. Mr. Payne has engineered over 600 towers, including a 1470 foot tower in Florida designed to withstand hurricane winds. Mr. Payne won a design award for a steel tower erected on a mountain-top site near the Alaskan-Canadian border that was completely enclosed in fiberglass to shield the tower and antenna from wind and ice. Mr. Payne has assisted in the writing of design standards for communication towers in the United States, Canada, and Australia. He received a degree in civil engineering from the University of British Columbia in 1978 and an MBA from the University of Western Australia in 1985. Mr. Payne has been a member of the Company's Board of Directors (the "Board") since its inception.

     S. ROY JEFFREY is a co-founder of the Company. Since its inception in 1990, Mr. Jeffrey has managed the Company's growth in his capacity as a director, officer, and Chief Operating Officer. Mr. Jeffrey has 25 years experience in all aspects of the supply and installation of communication towers and equipment. Mr. Jeffrey was employed by a privately held communications company from 1972 to 1990, when he left to co-found the Company. He started as a high steel rigger, was promoted to field supervisor and then promoted to branch manager where he was responsible for as many as 36 office and field employees. Mr. Jeffrey supervised or managed the supply and installation of towers in the United States, Canada, the Caribbean, Australia, and the Middle East. Mr. Jeffrey has managed all aspects of communication site construction including permit applications, surveys, road-building, foundations, and the supply and installation of buildings, towers, antennas and transmission lines. Mr. Jeffrey has extensive experience in rigging tall towers. Mr. Jeffrey has been a member of the Board since its inception.

     PETER LUCAS became Chief Financial Officer in April 1997 and was appointed to the Board in June 1997. From August 1995 to April 1997, Mr. Lucas served as Chief Financial Officer of Cotton Valley Resources Corporation, a Dallas-based public oil and gas company. From May 1992 to July 1995, he served as Chief Financial Officer of Canmax Inc., a Dallas-based public company that develops software for gas stations and convenience stores. Mr. Lucas is a member of the Canadian Institute of Chartered Accountants. He received his professional training at Coopers & Lybrand, which he left in 1984 to form his own tax practice. Six years later, Mr. Lucas's practice merged with Coopers & Lybrand, with whom he was a partner until 1992. Mr. Lucas passed the AICPA reciprocity examination in 1993 and is experienced in domestic taxation, accounting and securities matters. He received a bachelor of commerce degree from the University of Alberta in 1978.

     RONALD P. ERICKSON was appointed a director by the Board in November 1997. Mr. Erickson is a principal of GlobalVision, LLC, an international strategic consulting and corporate finance company, with which he has been associated since 1994. From 1984 to 1994, he was a director of Egghead Software, Inc., in which he was an original investor. From 1990 to July 1995, Mr. Erickson was a principal of Rutkowski, Erickson and Scott, a consulting firm which assisted small emerging growth companies. From 1990 to July 1996, Mr. Erickson was Chairman of the Board of Directors of Digital Data Networks, Inc. Mr. Erickson received his B.A. in history from Central Washington University, his M.A. in American Studies from the University of Wyoming and his J.D. from the University of Denver.

     ROBERT A. SHUEY III was also appointed a director by the Board in November 1997. Mr. Shuey is Chief Executive Officer of Tejas Securities Group, Inc. ("Tejas"), the lead underwriter in the Company's initial public offering, which took place on October 14, 1998 (the "Initial Public Offering"). Mr. Shuey has been associated with Tejas since July 1997. He has been in the investment banking business for more than five years: with National Securities Corporation from September 1996 until August 1997; with LaJolla Securities Corporation from April 1995 until August 1996; with Dillon Gage Securities Corporation from January 1994 until April 1995; and with Dickinson & Co. from March 1993 to December 1993. Mr. Shuey is a member of the Board of Directors of EuroMed, Inc., AutoBond Corporation and Transnational Financial Corporation. Mr. Shuey is a graduate of Babson College with a degree in Economics and Finance.

     MICHAEL J. ANDERSON was appointed a director by the Board in May 1998, upon consummation of the acquisition by the Company of MJA Communications Corp. ("MJA"), a company founded by Mr. Anderson. In 1979, Mr. Anderson founded M.J. Anderson Construction Corporation, a multi-state general contractor that designs and builds hotels, medical facilities and general commercial structures. Mr. Anderson received a bachelor's degree in construction management from the University of Florida in 1974.

     DONALD A. HARRIS was appointed a director by the Board in January 1998.
Mr. Harris is currently the Chief Executive Officer of Ubiquitel LLC, which will operate a wireless communications system in conjunction with a major wireless carrier. Mr. Harris was President of Comcast Cellular Communications, Inc., which operates in Pennsylvania, New Jersey and Delaware. Previously, Mr. Harris was Vice President and General Manager of Pactel Cellular. Mr. Harris began his career in the cellular communications industry as a consultant with McKinsey & Company. He is a graduate of the United States Military Academy at West Point and holds an MBA from Columbia University.

     SETH A. BUECHLEY was appointed a director by the Board in August 1998, upon consummation of the acquisition by the Company of Cord Communications, Inc. ("Cord"), a company co-founded by Mr. Buechley. Mr. Buechley has worked at Cord since its inception in 1988 and was instrumental in developing the technical services, Cordcomm electrical and professional services divisions.

Directors of the Company are elected at each annual shareholders meeting. The officers of the Company are elected annually by the Board. Officers and directors hold office until their respective successors are elected and qualified or until the earlier of their resignation or removal.

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16 of the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder (the "Exchange Act"), requires the Company's officers, directors, and holders of 10% or more of its outstanding common stock to file certain reports with the Securities and Exchange Commission. With reference to transactions during the last fiscal year, to the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, the Company believes that the following person failed to file on a timely basis the following reports required by Section 16(a) of the Exchange Act. In connection with their election to the Board in November 1997, Messrs. Erickson and Shuey each received options to purchase 10,000 shares of the Company's Common Stock, $.01 par value (the "Common Stock"). Neither gentleman filed the Form 3 to report such matters within 10 days of his election. In addition, neither gentleman has reported such matters on the Form 5 for the last fiscal year. In connection with his election to the Board in January 1998, Mr. Harris received options to purchase 10,000 shares of Common Stock. Mr. Harris did not file the Form 3 to report such matters within 10 days of his election. In addition, Mr. Harris did not report such matters on the Form 5 for the last fiscal year.

Item 10.  Executive Compensation
--------------------------------

The following table sets forth the compensation paid to the Company's President, Calvin J. Payne, and to Peter Lucas, Chief Financial Officer (the "Named Executive Officers") for services rendered to the Company in all capacities for the fiscal years ended February 28, 1998, 1997, and 1996.


                       SUMMARY COMPENSATION TABLE

                                       ANNUAL COMPENSATION
NAME AND                             ------------------------               ALL OTHER
PRINCIPAL POSITION            FISCAL YEAR     SALARY             BONUS     COMPENSATION
------------------            -----------     ------             -----     ------------
Peter Lucas                February 28, 1998     $105,000          -0-          -
Chief Financial Officer

Calvin J. Payne            February 28, 1998     $ 75,000          -0-          -
Chief Executive Officer

                           February 29, 1997     $ 75,000     $437,780          -
                           February 28, 1996     $ 70,000     $ 92,530          -


Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

EMPLOYMENT AGREEMENTS

In connection with the acquisition of MJA on May 31, 1998, the Company entered into an employment agreement with Michael J. Anderson for a three year term ending in May 2001. Pursuant to the terms of that employment agreement, Mr. Anderson has been elected Senior Vice President of the Company and Chairman and Chief Executive Officer of MJA. Mr. Anderson is paid a base salary of $150,000 per year and participates in the Company's bonus pool and incentive stock option plan.

In connection with the acquisition of Cord on August 31, 1998, the Company entered into an employment agreement with Seth A. Buechley for a two year term ending in August 2000. Pursuant to the terms of that employment agreement, Mr. Buechley has been elected Vice President of the Company and Senior Vice President of Cord. Mr. Buechley is paid a base salary of $120,000 per year and participates in the Company's bonus pool and incentive stock option plan.

STOCK OPTION PLAN

The 1997 Stock Option Plan, as amended (the "1997 Stock Option Plan"), provides for the grant to employees, officers, directors, and consultants to the Company or any parent, subsidiary or affiliate of the Company, of up to 400,000 shares of Common Stock, subject to adjustment in the event of any subdivision, combination, or reclassification of shares. The 1997 Stock Option Plan will terminate in 2004. The 1997 Stock Option Plan is administered by the Compensation Committee of the Board (the "Committee"), which is composed entirely of directors who are "disinterested persons" as defined in Rule 16b-3 of the Exchange Act. The 1997 Stock Option Plan provides for the grant of incentive stock options ("ISO's") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified options at the discretion of the Board or the Committee. The exercise price of any option will not be less than the fair market value of the shares at the time the option is granted. The options granted are exercisable within the times or upon the events determined by the Board or the Committee, as set forth at the time of grant, but no option is exercisable beyond ten years from the date of grant. The Committee will determine whether each option is to be an ISO or non-qualified stock option, the number of shares, the exercise price, the period during which the option may be exercised, and any other terms and conditions of the option. The holder of an option may pay the option price in (1) cash, (2) check, (3) other shares of the Company, (4) authorization for the Company to retain from the total number of shares to be issued that number of shares having a fair market value on the date of exercise equal to the exercise price for the total number of shares, (5) irrevocable instructions to a broker to deliver to the Company the amount of sale or loan proceeds required to pay the exercise price, (6) delivery of a subscription agreement for the shares which irrevocably obligates the option holder to take and pay for shares not more than 12 months after the date of the delivery of the subscription agreement, (7) any combination of the foregoing methods of payment, or (8) other consideration or method of payment for the issuance of shares as may be permitted under applicable law. The options are nontransferable except by will or by the laws of descent and distribution. Upon dissolution, liquidation, merger, sale of stock or sale of substantially all assets, outstanding options, notwithstanding the terms of the grant, will become exercisable in full at least 10 days prior to the transaction. The 1997 Stock Option Plan is subject to amendment or termination at any time and from time to time, subject to certain limitations.

The following table sets forth information regarding exercised options and the value of unexercised options held by the Named Executive Officers and S. Roy Jeffrey as of the end of the last fiscal year. No options were granted prior to March 1, 1997. In June 1997, the Company granted 132,000 options at an exercise price of $8.25 and 24,000 options at an exercise price of $7.50 to certain key executives.



                                          AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                                 AND FISCAL YEAR-END OPTION VALUES

                                                                       Number of Securities
                                                                      Underlying Unexercised
                                                                   Options at February 28, 1998      Value of
                                Shares Acquired                             Exercisable/          Exercisable
  Name                            on Exercise      Value Realized          Unexercisable              Options
  ----                            -----------      --------------          -------------              -------
  Calvin J. Payne                      -                 -                 39,000/68,000             $487,500
  S. Roy Jeffrey                       -                 -                 39,000/68,000              487,500
  Peter Lucas                          -                 -                 15,000/30,000              228,750


The Board has adopted, subject to shareholder approval, a new stock option plan, the 1998 Stock Incentive Compensation Plan (the "1998 Plan"), which will allow for the grant of options to employees, officers and directors of, and consultants to, the Company of a number of shares equal in the aggregate to 10% of the Company's outstanding shares, subject to an overriding maximum of 1,000,000 shares. Other terms of the 1998 Plan are in all material respects identical to the 1997 Stock Option Plan.

                             PRINCIPAL SHAREHOLDERS

The following table sets forth certain information as of October 1, 1998 regarding the beneficial ownership of the Common Stock by (a) each person known by the Company to be a beneficial owner of more than 5% of the outstanding Common Stock, (b) each director of the Company, (c) each Named Executive Officer, and (d) all directors and executive officers of the Company as a group. Unless otherwise indicated, each beneficial owner named below has sole investment and voting power with respect to the Common Stock shown below as beneficially owned by him.


NAME AND ADDRESS OF BENEFICIAL OWNER                               SHARES OWNED
------------------------------------                               ------------
                                          NUMBER OF SHARES OWNED                         PERCENTAGE OWNED
                                          ----------------------                         ----------------

Calvin J. Payne (1)                             1,096,500                                     15.80
Blaine, WA  98230

S. Roy Jeffrey (2)                              1,096,500                                     15.80
18375 - 67 Avenue Surrey, British
Columbia  V3S 8E7



Walter Friesen (3)                                373,500                                      5.40
11208 N.E. 32 Avenue
Vancouver, WA  98686

Peter Jeffrey (4)                                 856,000                                     12.37
Thorsby, Alberta, Canada  TOC 2PO

Michael J. Anderson (5)                           337,470                                      4.89
Palm Beach Gardens, Florida  33410

Peter Lucas (6)                                    15,000                                        -
670 South Pekin Road
Woodland, Washington  98674

Robert A. Shuey, III (7)                          120,700                                      1.72
8214 Westchester, Suite 500
Dallas, Texas  75225

Ronald P. Erickson (8)                             10,000                                        -
1520 Eastlake Avenue # 210
Seattle, Washington  98102

Donald A. Harris (8)                               10,000                                        -
130 Abrahams Lane
St. Davids, Pennsylvania  19087

Bruce E. Toll (9)                                 814,281                                     10.80
3101 Philmont Avenue
Huntington Valley, Pennsylvania  19006

Tom T. Cunningham                                 543,950                                      7.88
1818 Kersten Drive
Houston, Texas 77043

Seth A. Buechley                                   70,651                                      1.02
17620 SW Chippewa Trail
Tualatin, Oregon 97062

Valdis V. Rundans (10)                            364,500                                      5.27
#14 - 26112 Township Road 511
Spruce Grove, Alberta  T7Y 1B6

All Executive Officers and Directors            2,756,821                                     38.64
        as a group (8 persons)


___________
(1) Includes the following shares, beneficial ownership of which is disclaimed:
    66,250 shares held by Mr. Payne's spouse and 925,000 held by the Calvin J. Payne Family Trust. Also includes 39,000 shares subject to options which may be exercised within 60 days of the date hereof.

(2) Includes the following shares, beneficial ownership of which is disclaimed:
    66,250 shares held by Mr. Jeffrey's spouse and 925,000 held by the S. Roy Jeffrey Family Trust. Also includes 39,000 shares subject to options which may be exercised within 60 days of the date hereof.

(3) Includes 21,000 shares subject to options which may be exercised within 60 days from the date hereof.

(4) Includes the following shares, beneficial ownership of which is disclaimed:
    755,000 shares held by the Peter Jeffrey Family Trust. Also includes 21,000 shares subject to options which may be exercised within 60 days from the date hereof.

(5) Includes 168,735 shares beneficially owned by Mr. Anderson's spouse.

(6) Comprised entirely of shares subject to options which may be exercised within 60 days from the date hereof.

(7) Comprised entirely of shares subject to options or warrants which may be exercised within 60 days from the date hereof.

(8) Comprised entirely of shares subject to options which may be exercised within 60 days from the date hereof.

(9) Includes the following shares: 639,281 shares underlying the Senior Subordinated Convertible Notes and warrants issued to BET Associates, L.P. on June 1, 1998 and 10,000 shares held by the Bruce E. and Robbi S. Toll Foundation.

(10)Includes the following shares, beneficial ownership of which is disclaimed:
    68,750 shares held by Mr. Rundans' spouse and 215,000 held by the Valdis V. Rundans Family Trust. Also includes 12,000 shares subject to options which may be exercised within 60 days from the date hereof.



Item 12.  Certain Relationships and Related Transactions.
---------------------------------------------------------


                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Approximately $555,437 of the proceeds of the Initial Public Offering were used to repay amounts due to Calvin J. Payne and his spouse, Walter Friesen, and a corporation controlled by S. Roy Jeffrey. The amount due to Calvin Payne and his spouse arose when amounts were distributed to them by the Company for tax planning purposes and then loaned back to the Company in 1993. The amount due to the corporation controlled by S. Roy Jeffrey was loaned to the Company to assist the Company in purchasing land in 1993. The amount payable to Walter Friesen arose in February 1997, when bonuses were distributed and a portion of the bonuses loaned back to the Company.

In the past, the Company paid Westower Consulting, an enterprise under control of the Company, for services provided by the Company's employees in an effort to defer income tax. Charges for these services were approximately $126,000 in fiscal year 1998 and $94,000 in fiscal year 1997. Amounts due to Westower Consulting were $39,000 at February 28, 1998. No charges were incurred for such services following the Initial Public Offering.

During January 1998, the Company advanced $119,000 to a corporation owned by Messrs. Calvin J. Payne, S. Roy Jeffrey, Peter Jeffrey and Peter Lucas, officers and directors of the Company. Proceeds were used by the borrowing corporation to purchase facilities leased by one of the Company's newly acquired subsidiaries. The advances were unsecured, bore no interest and were repaid in full in May 1998.

The Board appointed Michael J. Anderson to the Board in May 1998. Mr. Anderson was formerly a shareholder of MJA, which was acquired by the Company pursuant to a Share Exchange Agreement dated May 29, 1998. Under the terms of that agreement, Mr. Anderson received 337,470 shares of Common Stock in exchange for his shares of common stock in MJA.

The Board appointed Seth A. Buechley to the Board in August 1998. Mr. Buechley was formerly a shareholder of Cord, which was acquired by the Company pursuant to an Agreement and Plan of Merger dated August 31, 1998. Under the terms of that agreement, Mr. Buechley received 70,651 shares of Common Stock and $1,569,433 in cash in exchange for his shares of common stock in Cord.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 WESTOWER CORPORATION
                                 --------------------
                                   (Registrant)


                             By:     /s/ Peter Lucas
                                 ----------------------------------------
                                Peter Lucas, Vice President
                                Chief Financial Officer, Secretary and Treasurer


Date:  October 15, 1998