Form 10QSB
period 1998-08-31
WESTOWER CORP
filed 1998-10-15
CIK 1043274

MAURICE J. BATES, L.L.C.
                                 ATTORNEY AT LAW
                           8214 WESTCHESTER SUITE, 500
                               DALLAS, TEXAS 75225

                            Telephone (214) 692-3566
                               Fax (214) 987-2091

                                October 15, 1998


Barbra Jacobs, Deputy Chief
Office of Small Business Policy
Securities and Exchange Commission
450 5th Street N. W.
Washington, DC. 20549

         Re: Westower Corporation
         File No. 333-32963
         10-q SB

Dear Mrs. Jacobs:

     We  transmit  herewith   10-q  for the period ended August 31, 1998.





                                                     Very truly yours,

                                                     /s/ Maurice J. Bates

                                                     Maurice J. Bates

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


               [x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended August 31, 1998

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

         For the transition period from_____________________to_________________



                         COMMISSION FILE NUMBER 1-132963


                              WESTOWER CORPORATION
                 (Name of small business issuer in its charter)

      WASHINGTON                       1623                     91-1825860
 (State or jurisdiction of   (Primary Standard Industrial   (I.R.S. Employer
Incorporation or Organization) Classification Code Number)Identification Number)


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


                                 YES /X/ No / /


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes common equity, as of the latest practicable date:

                       6,901,359 as of September 30, 1998

                               WESTOWER COPORATION

                                      INDEX


PART I - FINANCIAL INFORMATION

          ITEM 1 - FINANCIAL STATMENTS
          Consolidated Balance Sheets of Westower Corporation
          at August  31, 1998 and 1997 (unaudited)                                               3

         Consolidated Statements of Income of Westower Corporation for the three month
         six month periods ended August  31, 1998 and 1997 ( unaudited )                         4

         Consolidated Statements of Cash Flows of Westower Corporation for the six
         month periods ended August  31, 1998 and 1997 (unaudited )                              5

         Notes to the Consolidated Financial Statements of Westower Corporation
         as of August  31, 1998 and 1997 ( unaudited )                                           6

         ITEM 2 - MANAGEMNET'S DISSCUSSIONS AND ANALYSIS
          OR PLAN OF OPERATION                                                                   7

PART II - OTHER INFORMATION                                                                      8

         ITEM 1 - LEGAL PROCEEDINGS

         ITEM 2 - CHANGES IN SECURITIES

         ITEM 3 - DEFAULTS UPON SENIOR SECURITES

         ITEM 4  - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         ITEM 5 - OTHER INFORMATION

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         SIGNATURES

                              WESTOWER CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                            August 31, 1998 and 1997
                                  ( Unaudited )

                                                                                1998                        1997
                                                                  ------------------              --------------
                                                                              ASSETS
CURRENT ASSETS

     Cash                                                         $       18,260,000             $     2,418,000
     Account receivable, net                                              11,328,000                   7,084,000
     Costs and estimated earnings in excess of
     billings on uncompleted contracts                                     3,640,000                   2,887,000
     Inventory (Note 2)                                                    1,723,000                     289,000
                                                                  ------------------             ---------------

         Total Current Assets                                             34,951,000                  12,678,000

PROPERTY AND EQUIPMENT, net                                                5,723,000                   2,678,000

GOODWILL                                                                  12,179,000                           -

DEFERRED FINANCE COSTS                                                     2,528,000                           -

OTHER ASSETS                                                               2,096,000                     384,000
                                                                  ------------------             ---------------

TOTAL ASSETS                                                      $       57,477,000             $    15,740,000
                                                                  ==================             ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Trade accounts payable                                             $  5,904,000                $  5,003,000
     Billings in excess of costs and estimated
     earnings on uncompleted contracts                                     1,522,000                   3,095,000
     Other current liabilities                                                62,000                     283,000
     Income taxes payable                                                  1,356,000                     137,000
     Deferred income taxes                                                   534,000                     569,000
     Note payable to bank                                                  1,027,000                           -
     Current portion of long-term debt                                       138,000                     360,000
     Acquisition payable                                                   5,000,000                           -
                                                              ----------------------             ---------------

              Total current liabilities                                   15,543,000                   9,447,000

LONG-TERM DEBT, net of current portion                                     2,383,000                     280,000

SUBORDINATED CONVERTIBLE NOTES                                            15,000,000

ADVANCES FROM RELATED PARTIES                                                      -                   1,594,000
                                                              ----------------------             ---------------
              Total liabilities                                           32,926,000                  11,321,000
                                                              ----------------------             ---------------

REDEEMABLE PREFERRED STOCK                                                         -                     450,000
                                                              ----------------------             ---------------

STOCKHOLDERS' EQUITY
     Common stock                                                         18,310,000                   1,043,000
     Foreign currency translation adjustments                               (67,000)                           -
     Retained earnings                                                     6,308,000                   2,926,000
                                                                       -------------             ---------------
     Total stockholders' equity                                           24,551,000                   3,969,000
                                                                      --------------             ---------------
TOTAL LIABILITIES AND STOCK
HOLDERS' EQUITY                                                           $57,477,000                $15,740,000
                                                                          ===========              =============

                              WESTOWER CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                    For the Three Months Ended                  For the Six Months Ended
                                            August 31                                            August 31
                                            1998                 1997                  1998           1997
                                            ----

Revenues Earned                        $     27,505,000        $ 10,285,000         $38,671,000    $ 18,714,000

Cost of Revenues Earned                      20,937,000           7,570,000          29,536,000      13,558,000
                                            ------------   -----------------   ------------------- ----------------

           Gross Profit                       6,568,000           2,715,000           9,135,000       5,156,000

Selling, General and
Administrative
Expenses                                       4,154,000          1,132,000           5,511,000      2,310,000
                                            ------------    -----------------   ------------------  ---------------

Operating Income                              2,414,000           1,583,000           3,624,000      2,846,000

Other Income(Expense)
   Interest expense                            (246,000)            (13,000)           (263,000)     (26,000)
   Interest income                              169,000                   -             244,000                     -
                                          -------------        ------------         -----------      -------
Income Before Income                          2,337,000           1,570,000           3,605,000     2,820,000
Taxes

Income Taxes                                   818,0000             597,000           1,262,000     1,072,000
                                          -------------        ------------         -----------     -----------

Net Income                                $   1,519,000        $    973,000         $ 2,343,000    $ 1,748,000
                                          =============         ===========         = =========     ========

Basic Earnings
per Share                                 $          .23       $       .20          $     .38           $    .36
                                           =============       ===============      ============       =========

Diluted Earnings
per Share                                 $          .20       $       .20          $     .33         $      .36
                                           =============       ===============      ==============   ===========

Weighted Average
Common Shares                                 6,587,000           4,776,000           6,123,000        4,776,000
                                          =============        ============           =========      ===========

Weighted Average
Common Shares plus
Dilutive potential                            7,648,000           4,776,000           7,117,000        4,776,000
                                          =============        ============           =========      =============


                              WESTOWER CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    Six Months Ended August 31, 1998 and 1997
                                  ( Unaudited )

                                                                           1998                         1997
                                                                          ------                        ----

CASH FLOWS FROM OPERATING ACTIVITIES
         Net income                                                     $2,343,000                 $1,748,000
         Depreciation and amortization                                     104,000                     92,000
         Net change in non-cash operating
           assets and liabilities                                       (6,795,000)                  (353,000)
                                                                        --------------------------------------

         Net cash flows from
operating activities                                                    (4,348,000)                 1,487,000
                                                                        -------------------------------------

CASH FLOWS FROM INVESTING ACTIVITES

         Advances to related parties                                    (1,700,000)                   922,000
         Purchase of property and
 equipment                                                              (1,475,000)                  (231,000)
                                                                        --------------------------------------

         Net cash flows from
investing activities                                                    (3,175,000)                   691,000
                                                                        -------------------------------------

CASH FLOWS FROM FINANCING ACTIVITES
         Principal payments on long-term debt                             (335,000)                  (268,000)
         Net proceeds on exercise of warrants                            4,996,000                          -
         Net proceeds on sale of convertible
           subordinated notes                                           14,850,000                          -
                                                                        -------------------------------------

         Net cash flows from
financing activities                                                    19,511,000                   (268,000)
                                                                        --------------------------------------

NET INCREASE IN CASH                                                    11,988,000                  1,910,000

CASH - Beginning of Period                                               6,272,000                    508,000
                                                                   ------------------------------------------

CASH - End of Period                                                   $18,260,000                 $2,418,000
                                                                       ======================================

SUPPLEMENTAL DISCLOSURE
         Interest Paid                                                 $   253,000                   $ 26,000
         Taxes Paid                                                   $    904,000                  $ 263,000

                              WESTOWER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            August 31, 1998 and 1997
                                  ( Unaudited )

Note 1 - Basis of Presentation

The consolidated financial statements and notes thereto at August 31, 1998 and 1997, and for the three and six month periods ended August 31, 1998 and 1997, reflect the acquisition of Western Telecom Construction Ltd., an Alberta corporation, the acquisition of MJA Communications Corp., a Florida corporation and the acquisition of Standby Services, Inc., a Texas corporation. All companies design, fabricate and construct wireless transmitting and receiving facilities and shelters for communications equipment. The Company issued 835,000 shares of its common stock for all the common shares of Western Telecom Construction Ltd., 397,023 shares of its common stock for all of the common shares of MJA Communications Corp., and 543,590 shares of its common stock for all of the common shares of Standby Services, Inc. All of these acquisitions were structured as mergers and accounted for as pooling of interests. Accordingly, the consolidated financial statements and notes thereto at August 31, 1998 and 1997, and for three and six month periods ended August 31, 1998 and 1997, are presented as if the acquisitions of Western Telecom Construction Ltd. , MJA Communications Corp., and Standby Services, Inc., had occurred at the beginning of all periods presented.

The  notes  to  the  consolidated   financial  statements  do  not  present  all
disclosures required under generally accepted accounting principles, but instead, as permitted by the Securities and Exchange Commission regulations, presume that users of the interim financial statements have read or have access to the February 28, 1998 audited consolidated financial statements and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three and six month periods ended August 31, 1998 and 1997 respectively are not necessarily indicative of the results to be expected for the full year.

Note 2 - Inventory

Inventory is stated at the lower of cost and estimated net realizable value using the first-in, first-out method. Inventory consists of materials purchased for future construction not associated with specific jobs.

Note 3 - Common Stock

On October 15, 1997, the Company issued 1,200,000 shares of common stock and 1,380,000 warrants to purchase common stock in a public offering. The Company received proceeds, net of costs, of $7,524,585. During the six month ended August 31, 1998 , the Company received proceeds of $4,996,449 on the exercise of 555,161 warrants.

Note 4 - Business Acquisition

On August 31, 1998 the Company completed the acquisition of CORD Communications Incorporated ("CORD") whereby the Company acquired all of the shares of CORD in exchange for $5,000,000 and 217,387 shares of Westower common stock. The acquisition was structured as a merger and was accounted for as a purchase, resulting in approximately $10,000,000 of goodwill.

                              WESTOWER CORPORATION

                   ITEM 2- MANAGEMENT DISCUSSION AND ANALYSIS

                              RESULTS OF OPERATIONS

FOR THE THREE-MONTH PERIODS ENDED AUGUST 31, 1998 AND 1997

Results for the three month periods ended August 31, 1998 and 1997, include the results for Western Telecom Construction Ltd., MJA Communications Corp., and Standby Services, Inc., acquisitions accounted for using the pooling-of-interests method.

Revenues for the second quarter increased $17,220,000 or 167% compared to the second quarter in the previous year. Approximately 40% of the increase is attributable to strong demand for the Company's services in some geographic areas offset by weaker demand in other areas. Acquisitions accounted for by the purchase method, completed in late fiscal 1998, contributed to approximately 60% of the increase.

Gross profit for the quarter ended August 31, 1998 increased $3,853,000 or 142% from the comparable quarter. The increase is attributable to the 167% increase in sales partially offset by a decline in gross profit margins from 26.4% in 1997 to 23.9% in 1998. The decline in gross profit margin is attributable to increased price competition in the Northwestern region of the U.S.
and Ontario, Canada.

Selling, general and administrative expenses for the quarter ended August 31, 1998 were approximately 267% higher than in the comparable quarter. As a percentage of sales, these expenses were 11 % in 1997 and 15% in 1998. The increase reflects increased staffing to manage growth and to enable the Company to own communications towers and lease space on these towers to third parties, and substantially higher depreciation and amortization expense.

Operating income improved $831,000 or 53% in the quarter ended August 31,1998 compared to the quarter ended August 31, 1997. The increase is attributable to the increase in revenues offset by the increase in selling general and administrative expenses.

Net income increased 56% in the quarter ended August 31, 1998, to $1,519,000 from the comparable period. The increase is attributable to the increase in sales, offset by increased selling, general and administrative expenses, and a reduced gross profit margin.

During the three months ended August 31, 1998, the Company owned twenty-two (22) communications towers that are leased to a telephone company. Revenue and expenses associated with this activity have been included in contract revenues and costs.

                              WESTOWER CORPORATION

                   ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS

                              RESULTS OF OPERATIONS

FOR THE SIX-MONTH PERIODS ENDED AUGUST 31, 1998 AND 1997

Results for the six month periods ended August 31, 1998 and 1997, include the results for Western Telecom Construction Ltd., MJA Communications Corp., and Standby Services, Inc., acquisitions accounted for using the pooling-of-interests method.

Revenues for the first six months increased $19,957,000 or 107% compared to the six months in the previous year. Approximately 40% of the increase is attributable to strong demand for the Company's services in some geographic areas offset by weaker demand in other areas. Acquisitions accounted for by the purchase method, completed in late fiscal 1998, contributed to approximately 60% of the increase.

Gross profit for the six months ended August 31, 1998 increased $3,979,000 or 77% from the comparable six months. The increase is attributable to the 107% increase in sales partially offset by a decline in gross profit margins from 27.6% in 1997 to 23.6% in 1998. The decline in gross profit margin is attributable to increased price competition in the Northwestern region of the U.S. and Ontario, Canada.

Selling, general and administrative expenses for the six months ended August 31, 1998 were approximately 139% higher than in the comparable six months. As a percentage of sales, these expenses were 12.3 % in 1997 and 14.3% in 1998. The increase reflects increased staffing to manage growth and to enable the Company to own communications towers and lease space on these towers to third parties, and substantially higher depreciation and amortization expense.

Operating income improved $778,000 or 27% in the six months ended August 31,1998 compared to the six months ended August 31, 1997. The increase is attributable to the increase in revenues offset somewhat by the decrease in gross profit margins, and further offset by the increase in selling general and administrative expenses.

Net income increased 34% in the six months ended August 31, 1998, to $2,343,000 from the comparable period. The increase is attributable to the increase in sales, offset by increased selling, general and administrative expenses, and a reduced gross profit margin.

During the six months ended August 31, 1998, the Company owned twenty-two (22) communications towers that are leased to a telephone company. Revenue and expenses associated with this activity have been included in contract revenues and costs.

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

ITEM 3 -          DEFAULTS UPON SENIOR SECURITES
                  None

ITEM 4 -          SUMBISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  None

ITEM 5 -          OTHER INFORMATION
                  None

ITEM 6 -          EXHIBITS AND REPORTS ON FORM 8-K
                  Exhibits                  None
                  Reports on Form 8-K

                  During the six months ended August 31, 1998, the Company filed Forms 8-K, which described the acquisitions of MJA Communications Corporation, and of WTC Holding Inc., the parent of Western Telecom Construction Ltd.

Signature:        _________________________________________________________

Signature:        _________________________________________________________

Signature:        _________________________________________________________
Westower Corporation
Registrant

Date:             __________________________________________________________