Form 10KSB
period 1998-09-30
WESTOWER CORP
filed 1999-01-25
CIK 1043274

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[ ]  ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF
       1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED __________________
                                      OR
[X]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
                                   OF 1934.

      For the transition period from March 1, 1998 to September 30, 1998.

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

                                           NAME OF EACH EXCHANGE
               TITLE OF EACH CLASS          ON WHICH REGISTERED
                   ____________                ____________

           Common Stock, $.01 par value   American Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE EXCHANGE ACT:

                                     NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form 10-KSB, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

The issuer's revenues for the seven months ended September 30, 1998 were $32,988,000.

The approximate aggregate market value of voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of January 19, 1999, was $125,749,000. The number of shares of common stock outstanding as of January 19, 1999 was 8,254,660.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement of Westower Corporation to be filed in connection with the Company's 1999 Annual Meeting of Shareholders are incorporated by reference in Part III of this Transition Report.

This Transition Report on Form 10-KSB omits "Item 6. Management's Discussion and Analysis or Plan of Operation" and "Item 7. Financial Statements," both of which will be filed within fifteen days of the due date hereof, pursuant to Rule 12b-25 promulgated under the Securities Exchange Act of 1934, as amended.

ITEM 1.    DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

Statements contained in this Transition Report on Form 10-KSB that are not historical facts are forward-looking statements ("forward-looking statements") within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by the safe harbors created by those sections. In addition, such forward-looking statements may be contained in filings made by Westower Corporation (the "Company" or "Westower") with the

Securities and Exchange Commission (the "SEC"), or press releases or oral statements made from time to time by or with the approval of an authorized executive officer of the Company. Such forward-looking statements are necessarily estimates reflecting the best judgement of the Company's management, based upon current information, and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, those set forth herein under the caption "Risk Factors" and appearing elsewhere in this Transition Report and appearing from time to time in filings made by the Company with the SEC. These risks, uncertainties and other factors should not be construed as exhaustive and the Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements. See "Risk Factors."

GENERAL

Westower, a Washington corporation, was incorporated on June 9, 1997 to acquire Westower Holdings Ltd., a Wyoming corporation ("Holdings"). Holdings owns all of the outstanding stock of Westower Communications, Inc., a Washington corporation, and Westower Communications Ltd., a British Columbia, Canada corporation that commenced business in 1990 and is a provider of communications sites and wireless network services. As used herein the terms "Westower" and the "Company" refer to Westower and its subsidiaries combined, unless the context indicates otherwise.

The Company is headquartered in Vancouver, Washington, and conducts its business primarily through its operating subsidiaries. The Company's principal operating subsidiaries include:

               .    Acier Filteau, Inc., a Quebec, Canada corporation
               .    CNG Communications, Inc., a Delaware corporation
               .    Cord Communications, Inc., a Washington corporation
               .    Jovin Communications, Inc., a Quebec, Canada corporation
               .    MJA Communications Corp., a Florida corporation
               .    National Tower Service Ltd., an Ontario, Canada corporation
               .    Ralph's Radio Inc., an Alberta, Canada corporation
               .    Standby Services, Inc., a Texas corporation
               .    Summit Communications LLC, a Mississippi limited liability company
               .    Teletronics Management Services, Inc., a Washington
                    corporation
               .    Westower Communications, Inc., a Washington corporation
               .    Westower Communications Ltd., a British Columbia, Canada
                    corporation
               .    Westower Leasing Canada, Inc., a Canadian corporation

               .    Western Telecom Construction Ltd., an Alberta, Canada
                    corporation
               .    344813 Alberta Ltd., an Alberta, Canada corporation

The Company is a leading provider of communications sites and wireless network services. The Company owns, operates, designs, builds and maintains wireless communications transmitting and receiving facilities for service providers in the wireless communications industry. The Company's corporate strategy is to leverage its construction capabilities with an aggressive acquisition program to create an integrated tower ownership and communications site services company.

THE INDUSTRY AND TECHNOLOGY

Initially, the Company's primary business was to design, build and maintain communications facilities for service providers. The Company has provided such services to, among other companies, U.S. Cellular, Western Wireless, Cantel, AT&T, Sprint PCS and Microcell. The communications facilities are presently constructed for use with microwave, cellular telephone, personal communications systems ("PCS"), pager, specialized mobile radio technologies, radio and television.

The Company initially constructed primarily microwave and cellular transmission facilities, then expanded its services to include the installation of electronic lines and components. As microwave technology evolved and matured, the Company performed construction and installation services relating to those new technologies. The Company often returns to previously built facilities to upgrade such equipment. Although the Company still performs work related to short and long haul microwave technology, this technology has diminished in use with the installation of fiber optic technology by long distance carriers. As a result, a decreasing portion of the Company's revenues is derived from the designing, building and installation of microwave facilities and related electronic equipment.

In recent years, the use of and demand for cellular telephones and PCS has increased. As a result, the majority of the Company's current designing, building and installation work focuses on towers and rooftop sites that house cellular telephone and PCS antennas. This rapid growth in the use of cellular telephones and PCS has caused the designing, building and installation of cellular telephone and PCS transmitting facilities to account for a majority of revenues.

Cellular telephones and PCS in the United States and Canada rely on analog and digital technology. Using analog technology, a cellular telephone transmits a radio signal to the closest cellular communications facility. The communications facility contains an antenna that is connected by wireline or short haul microwave to a nearby switching office. The switching office processes signals for several cellular facilities. For transmission from a mobile telephone to a telephone that is not a mobile phone, the switching office connects the telephone signal to a local telephone exchange. For transmission between two mobile telephones, the switching office locates the receiving cellular communication facility to which the receiving telephone is connected and completes the connection by transmitting the signal to that facility. If one or both of the cellular telephones is moving, such as a car phone, the local switching station hands the signal off to a different facility as the phone moves from one area to another.

Cellular telephones use radio frequencies to transmit to the communication facilities. The number of frequencies that are available to transmit to a communication facility is limited. In areas with heavy demand for cellular services, these available frequencies become congested. To increase capacity, the number of cells is increased. This results in smaller cells that cover a smaller geographic area. As a result, the cells must be closer together and the demand for additional communications towers increases.

CORPORATE STRATEGY

To capitalize on the growing demand for communications facilities and antenna sites, the Company's corporate strategy is to leverage its construction capabilities with an aggressive acquisition program to create an integrated tower ownership, antenna site leasing and communications site services company. The two key elements of this strategy are expanding ownership of communications towers through (i) integrated "build-to-suit-and-own" programs and (ii) targeted acquisitions of existing towers.

The Company intends to increase its communications tower ownership by implementing and expanding its integrated "build-to-suit-and-own" program. The Company believes that it is currently the largest wireless communications tower builder in North America. The Company intends to use its industry leading construction capabilities, as well as its relationships with wireless service providers, to further develop its build-to-suit-and-own program. Under the build-to-suit-and-own program, the Company will enter into agreements with service providers for the construction of a communications tower. The Company will build the tower to the specifications provided by the service provider.
The service provider will then lease one or more antenna sites on the tower from the Company. The towers can accommodate multiple tenants. The antenna site leasing companies are expected to come from a wide range of industries, including cellular, PCS, enhanced specialized mobile radio ("ESMR"), paging, fixed microwave, radio and television.

In order to increase its build-to-suit business, the Company intends to construct new tower networks in and around markets in which it already has a presence. The Company believes this strategy will result in attractive investment returns. The Company also intends to target new markets, particularly markets that have not been significantly built-out by carriers or other communications site companies. By working with one or more "anchor" tenants, the Company will seek to develop a comprehensive plan for a particular network by locating new sites in areas identified by its customers as optimal for their network expansion requirements. In order to minimize the risk associated with the investment, the Company generally will secure commitments for leasing prior to commencing construction. In certain cases, Westower may identify and secure all zoning and other regulatory permits for a site in anticipation of customer demand, with actual construction delayed until an anchor tenant is secured on reasonable terms.

Under its build-to-suit-and-own program, the Company constructs towers only after having signed an antenna site lease agreement with an anchor tenant and having made the determination that the initial or planned capital investment for the tower would not exceed a targeted multiple of tower cash flow after a certain period of time. In selling its build-to-suit-and-own programs, the Company's sales representatives use their existing relationships in the wireless communications industry to target wireless service providers interested in outsourcing their network build-out. Proposals for build-to-suit towers are made by the Company's sales representatives in response to competitive bids or specific requests, or in circumstances where the Company believes the provider would have an interest in build-to-suit towers. Although the terms vary from proposal to proposal, the Company typically offers a five-year agreement with four additional five-year renewal periods. While the proposed monthly rent also varies, broadband customers such as PCS, cellular or ESMR generally pay more than the aggregate monthly rent paid by paging or other narrowband customers.
In addition, anchor tenants will typically pay lower monthly rents than subsequent tenants of a similar type service. In certain cases, an anchor tenant may also enjoy an introductory lease rate for a period of time.

In addition to its build-to-suit-and-own programs, the Company is actively considering, and intends to continue to actively consider, opportunities to acquire towers and antenna sites and related properties to fill-out or initiate a tower network. The Company may pursue larger acquisitions to expand its geographic presence in the United States and Canada, provided that acquisitions can be accomplished on sound economic terms. Acquisitions are evaluated using numerous criteria, including potential demand, tower location, tower height, existing capacity utilization, local competition, and local government restrictions on new tower development.

The Company's current activities with respect to possible significant acquisitions range from the evaluation of properties, to submissions of indications of interest and bids, to early-stage negotiations. Current opportunities range in size from several hundred towers to several thousand towers.

As of February 28, 1998, the Company owned 12 towers. As of January 19, 1999, the Company:

              .    owned 186 towers, including towers under contract and towers expected to be acquired in the first calender quarter of 1999
              .    had 7 towers under letters of intent for acquisition
              .    had non-binding mandates to build and own up to 47 additional towers

RECENT ACQUISITIONS

In order to create an integrated tower ownership, antenna site leasing and site services company, Westower has undertaken an aggressive acquisition program of strategically positioned companies. These acquisitions have enhanced the Company's tower construction and tower ownership capabilities. Between October 1997 and November 1998 the Company acquired thirteen companies throughout North America. Each of these acquisitions is summarized below.

On October 28, 1997, the Company acquired WTC Holdings Inc., a Wyoming corporation ("WTC"). WTC holds all of the issued stock of Western Telecom Construction Ltd., an Alberta, Canada corporation. WTC provides substantially the same services as the Company.

On November 1, 1997, the Company acquired National Tower Services Ltd., an Ontario, Canada corporation ("National Tower"). National Tower erects communications towers and installs transmitting and receiving equipment for unaffiliated third parties.

On January 17, 1998, the Company acquired 501053 B. C. Ltd., a British Columbia, Canada corporation ("BC") based near Edmonton, Alberta. BC fabricates communications towers. Before the acquisition, BC was an unaffiliated supplier to the Company.

On January 31, 1998, the Company acquired (i) Ralph's Radio, Inc. and (ii) an affiliated company, 344813 Alberta Ltd., both Alberta, Canada corporations. These companies own six communications towers, space on which is leased to a telephone company and other users, and operate a modest installation and erection business.

On May 29, 1998, the Company acquired MJA Communications Corp., a Florida corporation ("MJA"). MJA has offices in Palm Beach Gardens, Tampa and Orlando, Florida, Atlanta, Georgia and Charlotte, North Carolina. MJA specializes in the design and construction of towers and associated construction for the wireless communications industry.

On June 23, 1998, the Company acquired Jovin Communications, Inc. and Acier Filteau, Inc., both Quebec, Canada corporations based near Montreal, Quebec. These companies design, fabricate and erect communications towers in Quebec, eastern Canada and, occasionally, in the eastern United States.

On August 31, 1998, the Company acquired Standby Services, Inc., a Texas corporation ("Standby"). Standby provides electrical contracting, engineering, tower construction and related services to wireless and traditional telephone companies.

On August 31, 1998, the Company acquired Cord Communications Incorporated, a California corporation ("Cord"). Cord provides construction and related services to telephone companies.

On September 25, 1998, the Company acquired CNG Communications, Inc., a Florida corporation

("CNG"). CNG provides telecommunications tower consulting services. CNG has agreed to purchase 108 telecommunications towers located in the southwestern United States from MCI Telecommunications, Inc. The purchase transaction is expected to close in early 1999 following the receipt of regulatory approvals. There is no guarantee, however, that this transaction will close.

On October 30, 1998, the Company acquired Teletronics Management Services, Inc., a Washington corporation ("Teletronics"). Teletronics provides wireless communications tower consulting services.

On November 10, 1998, the Company acquired Summit Communications, LLC, a Mississippi limited liability company ("Summit"). The acquisition of Summit significantly enhanced the Company's construction capabilities and strengthened the Company's presence in the southern United States.

These acquisitions provided the Company with additional tower ownership and increased construction capabilities throughout North America. For example, the acquisition of Standby extended the Company's reach into Texas, Mississippi, Louisiana, Colorado and New Mexico; the acquisition of Cord extended the Company's presence into California and Nevada; the acquisition of Summit extended the Company's presence into Mississippi and surrounding states; and the acquisition of MJA extended the Company's presence into Florida and the surrounding southeastern states.

Due to its rapid growth, the Company has experienced a significant increase in the number of its employees. As of December 31, 1998, the Company had a total of 660 employees, all of whom were full-time employees. Approximately 550 employees focus on tower construction and approximately 110 employees focus on zoning and related issues.

COMPETITION

The Company faces competition both in the acquisition of towers and in the provision of communications site services. American Tower Corporation, Crown Castle International Corp., Pinnacle Holdings, Inc., and SBA Communications Corporation each compete with the Company for the acquisition of towers and the provision of communication site services. Each of these competitors is attempting to consolidate tower ownership through acquisitions and the implementation of its own "build-to-suit" program in an effort to expand its tower ownership throughout North America.

The industry for wireless infrastructure building and implementation services is highly competitive and fragmented. Most participants in this industry have been small firms with fewer than fifty employees. The Company, however, has also faced competition in the market for wireless infrastructure building and implementation services from wireless communications equipment manufacturers that provide services similar to those provided by the Company in conjunction with the sale of wireless communications equipment. While the industry continues to be comprised predominately of smaller firms, over the past two years the increased demand for wireless infrastructure building and implementation services has motivated other competitors to enter the market. These new competitors include, but are not limited to, traditional, non-wireless engineering and construction companies and non-wireless subcontractors who have begun to enter the market either alone or in conjunction with wireless equipment manufacturers. In addition, the Company faces competition in the market for wireless infrastructure electrical design and engineering services from stand-alone electrical engineering and design firms, other providers of wireless infrastructure building and implementation services and wireless communications equipment manufacturers. As demand for wireless infrastructure building and implementation services increases, the Company expects that more non-traditional competitors will enter the market and provide increased competition for the Company.

Wireless communications technology is shifting radically. The recent history of electronic technology is marked by smaller, faster, less expensive technologies replacing more cumbersome processes. According to Radio Communications Report, a weekly newspaper for the wireless communication industry, there are projections that certain digital technologies will be up to 20 times more efficient than existing analog cellular systems, providing superior services and quality such as PCS and ESMR. Some of these technologies, however, require densely located receivers that may be located on utility poles.

Proposed satellite technologies, however, could bypass a local radio transmission device and enable a user to transmit directly to a satellite that retransmits the signal directly to a user. While this technology could possibly transmit directly to a satellite, such technology would be required to contend with limitations on the number of frequencies available to be transmitted to a satellite. Management of the Company believes that this technology is not yet sufficiently defined to assess its effect on the Company. All of the existing wireless transmission and receiving technologies of which the Company is aware are being considered in developing nations to supplement or supplant existing wireline communications techniques. The technology that is implemented and the methods by which the technology is implemented could enhance or diminish the Company's prospects in these nations, and the Company is uncertain whether it will be able to exploit opportunities that may be presented to it.

While there are numerous competitors in a fragmented industry, the demand for these services is currently growing rapidly. New technologies could alter the way in which those services are delivered and adversely affect the Company. Other technologies could bypass the need for the Company's services. Because of the rapid development and evolution of wireless communications, the future market and its competitive environment cannot be accurately viewed or perhaps anticipated in a manner that would benefit the Company. These factors could be replayed in a variety of manners in numerous countries. There are potential competitors, either providers of the service or traditional engineering firms, that possess significantly greater resources, in terms of personnel, technology, or financial resources, than the Company.

RISK FACTORS

In addition to the other matters set forth herein, the following risk factors could also affect the business of the Company.

RISKS RELATING TO TOWER OWNERSHIP. Traditionally, the Company has engaged primarily in site development for wireless communication carriers. The Company has recently determined to shift its focus to site leasing, which will involve ownership of many towers by the Company. To succeed, the Company must construct or acquire towers and profitably manage the leasing of antenna sites on the towers. The following factors highlight the risks relating to the focus on site leasing:

          .    The cost of acquiring towers has been escalating in recent years
          .    The Company may be subject to significant debt obligations to fund tower construction and acquisition
          .    The Company may not have sufficient skilled personnel to meet the demand for new tower construction
          .    The Company may be subject to intense competition from other tower owners, both for new tower construction or acquisition of existing towers
          .    The Company may not be able to secure suitable tenants
          .    The Company's towers may be subject to damage from natural disasters and vandalism

Any of these factors could have a material adverse effect on the Company.

DEPENDENCE ON WIRELESS COMMUNICATIONS INDUSTRY. Almost all of the Company's revenue is generated by the lease of tower space or development of tower sites. The Company's customers have almost exclusively been providers of wireless communications; most of these providers currently require ground-based network facilities, including tower facilities. Therefore, the Company's future success is largely dependent on the continued growth of the wireless communications industry. This dependence means the following factors, among others, can have a material adverse effect on the Company:

          . Demand for cellular and other wireless services may not be maintained
          . The wireless communications industry may not grow as rapidly as anticipated
          . Advances in technology may decrease the need for tower-based transmission and reception

In addition, wireless service providers often enter into "roaming" arrangements with other providers. Under these arrangements, a provider can use another carrier's wireless communications facilities to accommodate customers who are out of range of the provider's services. If a sufficient number of providers conclude that entering into roaming arrangements is preferable to leasing an antenna site, the Company would be materially adversely affected.

RISKS OF ACQUISITION STRATEGY. The Company has followed a strategy of acquiring other companies to establish or expand its presence in certain geographic markets. The Company has also used acquisitions to gain access to personnel skilled in the construction of part or all of a tower-based transmission and reception site. The Company's continued pursuit of this strategy presents numerous challenges, including the following:

          .    The Company may not successfully identify suitable acquisitions
          .    The funding of the Company's acquisitions will likely increase the Company's
               leverage and debt service requirements
          .    Expansion into geographically diverse areas complicates corporate administration and increases reliance on local managers
          .    Acquisitions may involve entities with corporate cultures that are different from the Company's, so that integrating operations may be difficult
          .    The administrative burdens for the Company's management will grow, and the Company may not find the additional managers which will likely be necessary

If the Company fails to confront these challenges successfully, the Company would be materially adversely affected.

CUSTOMER CONCENTRATION. Sales to the Company's six largest customers accounted for 61% and 52% of total sales for the Company's 1997 and 1998 fiscal years, respectively. The Company believes that sales to relatively few customers will continue to account for a high percentage of sales, although certain of the Company's largest customers may change. As a result, the Company is subject to the following risks:

          .    The Company may lose one or more of its significant customers
          .    One or more of the Company's significant customers may reduce their orders for site development
          .    One or more of the Company's major customers may decrease their utilization of the Company's tower rental space

These events could occur for a variety of reasons, including economic or competitive conditions in the wireless communication industry. The Company could be materially adversely affected by any of these events.

COMPETITION. The Company believes that it will confront competition in two areas: competition for acquisitions, and competition in the provision of services.

The Company competes for acquisitions with wireless service providers, site developers and other independent tower owners and operators as well as financial institutions. Some of these competitors have financial and other resources that are much greater than the Company's. If the Company is unable to compete successfully for acquisitions, the Company could be materially adversely affected.

With respect to services, the Company competes both from the standpoint of site leasing and site development. The Company competes for site leasing to tenants with wireless service providers that own and operate their own towers, independent tower companies and local tower operators. Wireless service providers that own and operate towers are typically larger than the Company and have financial and other resources that are greater than the Company's. Some independent tower companies also have financial and other resources that are greater than the Company's. The Company also competes with independent tower companies, site development companies, engineering and design firms and wireless communications equipment manufacturers for some or all aspects of the

Company's site development services.

In each case, competition is intense and is increasing. If the Company cannot compete effectively, it would be materially adversely affected.

GOVERNMENT REGULATION. The wireless communications industry is subject to regulation by state regulatory agencies, the Federal Communications Commission (the "FCC"), the Canadian Radio-television and Telecommunications Commission, the United States Congress, the courts and other governmental bodies. There can be no assurance that any of these governmental bodies will not adopt or change regulations or take other actions that would adversely affect the wireless communications industry and the Company's business, financial condition and results of operations.

In addition, the Telecommunications Act of 1996 has caused significant changes in existing regulation of the telecommunications industry that are intended to promote the competitive development of new services, to expand public availability of telecommunications services and to streamline regulation of the industry. These changes include requirements that local exchange carriers must:

     . Permit other competitive carriers, which may include many wireless communications service providers, to interconnect to their networks
     . Establish reciprocal compensation agreements with competitive carriers to terminate traffic on each other's networks
     .    Offer resale of their local loop facilities

The implementation of these requirements by the FCC and state authorities potentially involves numerous changes in established rules and policies that could adversely affect the wireless communications industry and the Company's business, financial condition and results of operations.

The construction and installation of wireless transmitting and receiving facilities are often subject to state or local zoning, land use and other regulation. Such regulation may include zoning, environment and building permit approvals or other state or local certification. The Telecommunications Act of 1996 provides that state and local authority over the placement, construction and modification of personal wireless services (including cellular and other cellular mobile radio services and unlicensed wireless services), shall not prohibit or have the effect of prohibiting personal wireless services or unreasonably discriminate among providers of functionally equivalent services. Although state and local zoning authorities retain their rights over land use, their actions cannot have the effect of banning wireless services or picking and choosing among similar wireless providers.

SITING MORATORIA. Some local and state regulations, as well as community groups, have opposed the construction of new tower-based antenna sites, citing alleged health risks associated with radio frequency emissions, aesthetics or other reasons. Industry sources estimate that 500 proposed antenna sites are currently delayed due to siting moratoria or similar delays. While FCC proposed guidelines in this area are anticipated, the Company is unable to predict whether the guidelines will result in the elimination of such moratoria or related delays. If these activities prevent or delay the Company's efforts to construct communications sites for its customers, the Company could be materially adversely affected.

POSSIBLE DEVELOPMENT OF COMPETITIVE TECHNOLOGIES. The Company's success is dependent on the continued need for tower-based transmission and reception by wireless communications providers. The Company's operations could be adversely affected by new technologies that reduce or eliminate the need for towers. For example, the FCC has granted license applications for several low-earth orbiting satellite systems that are intended to provide mobile voice and data services. If these satellite systems are successfully developed, they could compete with
tower-based site leasing services.   In addition, signal combining technologies
have been developed that enable one antenna to service two different frequencies of transmission. As a result, two customers could use one antenna. These and other technologies that may be developed may reduce or eliminate the need for tower-based transmission and reception, which would have a material adverse affect on the Company.

POTENTIAL DIFFICULTIES IN NEW TOWER CONSTRUCTION. Part of the Company's growth strategy is based upon the Company's ability to complete new tower construction. There are a number of factors that can delay or prevent such construction, and can increase the costs of construction. Such factors include, among others, the following:

          .    Zoning and local permit requirements
          .    FCC and FAA regulations
          .    Environmental and community group opposition
          .    Availability of construction equipment and skilled construction personnel
          .    Adverse weather conditions

The Company anticipates that the scope of its construction efforts in the future will greatly exceed its past efforts. The Company has attempted to increase its capacity by hiring additional personnel and adding personnel through acquisitions. However, the Company cannot assure that it will have sufficient personnel resources to implement an expanded construction program in a timely and efficient manner. If the Company does not have sufficient skilled personnel, it would be materially adversely affected.

RISKS ASSOCIATED WITH DAMAGE TO TOWERS. The Company's towers are subject to risks from vandalism and risks associated with natural disasters such as tornadoes, hurricanes, fires and earthquakes. The Company maintains insurance to cover the estimated cost of replacing damaged towers (subject to specified maximum payments). The Company also maintains general liability insurance to protect it in the event of an accident involving a tower. If the Company is uninsured or underinsured, it could be materially adversely affected in the event a tower accident occurs or one or more towers are damaged. Moreover, the Company does not carry business interruption insurance. If the Company's operations are affected by damage to a group of towers, the Company could suffer a significant loss of revenues.

PROJECT RISKS. The Company's site development and tower construction services typically involve projects that are critical to Company customers' operations. If the Company fails to meet its customers' expectations, its reputation would be damaged and the Company would likely confront difficulties in attracting new business. Moreover, if there are errors in the Company's work, the costs of correction could be substantial, and the Company may be liable for damages caused by the errors.

In many instances, the Company makes a competitive bid for a contract on a fixed price basis. If the Company's estimate of costs relating to a particular project is too low, the Company could incur losses on the project.

CERTAIN PERCEIVED HEALTH RISKS ASSOCIATED WITH RADIO FREQUENCY EMISSIONS. The wireless communications providers that lease antenna sites on the Company's towers are subject to government regulation relating to radio frequency ("RF") emissions. Several scientific studies in recent years have explored the potential connection between RF emissions and negative health effects, including some cancers. These studies have been inconclusive, and the Company has not been subject to any claims involving RF emissions. Nevertheless, it is possible that such claims will arise in the future. Any claims against the Company relating to RF emissions could materially adversely affect the Company.

ENVIRONMENTAL MATTERS. The Company's operations are subject to federal, state and local environmental laws. Certain of these laws could impose clean-up responsibility and liability for hazardous substance contamination at the Company's facilities or at third party waste disposal sites. These obligations may be imposed regardless of fault or even if the original waste disposal was legal. The Company could also be held liable for personal injury or property damages relating to such contamination. The Company believes that it is in substantial compliance with environmental laws and is not aware of any material liability that it has under such laws. However, the costs of compliance with existing or future environmental laws, and liabilities arising under those laws, may materially adversely affect the Company.

POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. The Company's operating results may fluctuate due to a number of factors, including the timing of significant construction or site development contracts.

The Company's determination to focus on tower ownership and leasing of towers underscores the many factors that may affect the Company's quarterly operating results, including:

          .    The size and timing of significant contracts
          .    The timing of the hiring of new personnel
          .    Economic conditions in the wireless communications industry
          .    Price changes by the Company or its competitors

The Company's operating results may not meet the expectations of analysts and investors. In that case, the market price of the Company's stock is likely to decline. See "ITEM 6. MANAGEMENT'S

DISCUSSION AND ANALYSIS OR PLAN OF OPERATION."

ECONOMIC CONDITIONS. The Company's revenues could be adversely affected by unfavorable economic conditions. Purchases of wireless communications equipment may decline during recessionary periods, which could affect demand for tower leases or tower site development. Therefore, a deterioration in existing economic conditions could have a material adverse effect on the Company.

DEPENDENCE ON KEY PERSONNEL. The Company's business is substantially dependent on the efforts of Calvin J. Payne, its President and Chief Executive Officer, and S. Roy Jeffrey, its Chief Operating Officer. The Company does not have employment contracts with either of these officers. The Company could be materially adversely affected if either officer terminates his employment with the Company.

In addition, the Company's success is also dependent on continued contributions of other skilled employees, particularly engineering and construction personnel. There is a great demand for such personnel in certain geographic areas, and the Company would be materially adversely affected if it could not retain additional skilled employees or replace those who terminate employment with us.

NEED FOR ADDITIONAL FINANCING. The Company will need additional financing as it develops its tower ownership strategy. While the Company believes that it will be able to obtain financing on acceptable terms, it cannot assure that it will do so.

Additional funds may also be necessary to respond to competitive pressures or unanticipated requirements. Additional financing, if needed, may not be available on satisfactory terms or at all. Any additional equity financing may cause investors to experience dilution. Any debt financing may result in restrictions on the Company's spending or payment of dividends. See, "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Liquidity and Capital Resources."

ITEM 2.     DESCRIPTION OF PROPERTY

The Company owns five acres of land in Surrey, British Columbia, Canada, on which a 10,000 square foot shop and a 5,000 square foot office building are located, four acres of land near Montreal, Quebec, Canada, on which a 7,000 square foot shop is located, and a one acre lot in Houston, Texas on which approximately 2,500 square feet of office space and 5,000 square feet of warehouse space are located. The Company leases office space in Tucson, Arizona, Los Angeles, Sacramento and San Jose, California, Palm Beach Gardens, Tampa and Orlando, Florida, Atlanta, Georgia, Ridgeland and Richland, Mississippi, Las Vegas, Nevada, Charlotte, North Carolina, Portland and Roseburg, Oregon, Houston, San Antonio and Allen, Texas, Vancouver and Redmond, Washington, and Alberta, Ontario and Quebec, Canada. None of the leases exceeds five years in duration.

ITEM 3.   LEGAL PROCEEDINGS

The Company from time to time may be a party to routine legal proceedings incidental to its business. The outcome of these legal proceedings is not expected to have a material adverse effect on the Company's current results of operations or financial condition. The Company maintains general liability insurance against risks arising out of the normal course of business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during the period March 1, 1998 to September 30, 1998.

                                    PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock, par value $.01 per share (the "Common Stock"), which commenced separate public trading on November 13, 1997, is quoted on the American Stock Exchange under the symbol "WTW." On December 31, 1998 there were approximately 122 holders of record of the Common Stock. The following table sets forth the high and low sales prices of the Common Stock, as reported by the American Stock Exchange, for the periods indicated.

Period                    Common Stock High  Common Stock Low
-------------------------------------------------------------
1997
-------------------------------------------------------------
4th Quarter (beginning              $ 14.75           $ 7.875
 November 13, 1997)
-------------------------------------------------------------
1998
-------------------------------------------------------------
1st Quarter                         $ 27.75           $11.375
-------------------------------------------------------------
2nd Quarter                         $27.875           $21.625
-------------------------------------------------------------
3rd Quarter                         $ 37.00           $ 17.00
-------------------------------------------------------------
4th Quarter                         $36.625           $ 12.00
-------------------------------------------------------------

To date, the Company has not declared or paid any cash dividends on its Common Stock and the present policy of the Board of Directors is to retain any earnings to provide for the Company's growth. Any future determination to pay dividends will be at the discretion of the Board of Directors and dependent upon the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

The following is a summary of the only transactions by the Company within the last three years involving the sale of securities which were not registered under the Securities Act:

In June 1997, the Company issued 3,000,000 shares of Common Stock to the four shareholders of Holdings in exchange for all of the outstanding shares of Holdings. Three of the four shareholders of Holdings were officers and directors of Holdings and, as a result of the transaction, became officers of the Company. The fourth shareholder continues as a principal shareholder of the Company, as he was with Holdings. No underwriter was involved in the transaction. The four shareholders agreed to acquire the Common Stock for investment and not with a view to distribution and the certificates bear a restrictive legend prohibiting their transfer in the absence of an effective registration statement or an exemption from registration. The transaction was exempt from registration under the Securities Act pursuant to Section 4(2) thereunder, as a transaction not involving a public offering.

On October 28, 1997, the Company acquired all of the issued stock of WTC, which holds all of the issued shares of Western Telecom Construction, Ltd. ("WTCL") in exchange for 835,000 shares of Common Stock, which was paid to the sole shareholder of WTC. The sole shareholder was familiar with the operations of the Company, having done business with the Company for several years, is the brother of S. Roy Jeffrey and continues as an officer of WTCL, now a subsidiary of the Company. No underwriter was involved in the transaction. The sole shareholder agreed to acquire the Common Stock for investment and not with a view to distribution and the certificate bears a restrictive legend prohibiting its transfer in the absence of an effective registration statement or an exemption from registration. The transaction was exempt from registration under the Securities Act pursuant to Section 4(2) thereunder, as a transaction not involving a public offering.

On November 1, 1997, the Company acquired all of the outstanding capital stock of National Tower, in exchange for cash and 98,709 shares of Common Stock. The Common Stock was issued to two shareholders of National Tower, both of whom are Canadian citizens. No underwriter was involved in the transaction. Both shareholders agreed to acquire the stock for investment and not with a view to distribution and the certificates bear a restrictive legend prohibiting their transfer in the absence of an effective registration statement or an exemption from registration. The transaction was exempt from registration under the Securities Act pursuant to Section 4(2) thereunder, as a transaction not involving a public offering, and Regulation S thereunder.

On January 17, 1998, the Company acquired all of the outstanding capital stock of BC in exchange for cash and 34,893 shares of Common Stock. The Common Stock was issued to three shareholders of BC, all of whom are Canadian citizens. No underwriter was involved in the transaction. Both shareholders agreed to acquire the Common Stock for investment and not with a view to distribution and the certificates bear a restrictive legend prohibiting their transfer in the absence of an effective registration statement or an exemption from registration. The transaction was exempt from registration under the Securities Act pursuant to Section 4(2) thereunder, as a transaction not involving a public offering, and Regulation S thereunder.

On May 31,1998, the Company acquired all of the outstanding capital stock of MJA in exchange for 397,000 shares of Common Stock. The Common Stock was issued to three shareholders of MJA. No underwriter was involved in the transaction. All three shareholders agreed to acquire the stock for investment and not with a view to distribution and the certificates bear a restrictive legend prohibiting their transfer in the absence of an effective registration statement or an exemption from registration. The transaction was exempt from registration under the Securities Act pursuant to Section 4(2) thereunder, as a transaction not involving a public offering.

On June 1, 1998 the Company, in consideration for $14,850,000, sold to BET Associates, L.P., a

Delaware limited partnership: (i) Convertible Senior Subordinated Notes Due April 30, 2007, in the aggregate principal amount of $15,000,000, paying 7% interest per annum, with payments made quarterly on the last day of January, April, July and October, commencing July 31, 1998 (the "Notes"); and (ii) warrants to purchase 40,000 shares of Common Stock at an exercise price of $23.00 per share of Common Stock. The Notes are convertible into shares of Common Stock at a conversion price of $25.03 per share of Common Stock. No underwriter was involved in the transaction. The transaction was exempt from registration under the Securities Act pursuant to Section 4(2) thereunder, as a transaction not involving a public offering.

On June 23, 1998, the Company acquired all of the outstanding capital stock of Jovin Communications, Inc. and Acier Filteau, Inc., two Canadian corporations, in exchange for 95,244 shares of Common Stock. No underwriter was involved in the transaction. The Common Stock was issued to three shareholders, all of whom are Canadian citizens. The three shareholders agreed to acquire the stock for investment and not with a view to distribution and the certificates bear a restrictive legend prohibiting their transfer in the absence of an effective registration statement or an exemption from registration. The transaction was exempt from registration under the Securities Act pursuant to Section 4(2) thereunder, as a transaction not involving a public offering, and Regulation S thereunder.

On August 31, 1998, the Company acquired all of the outstanding capital stock of Standby in exchange for 543,590 shares of Common Stock. No underwriter was involved in the transaction. The Common Stock was issued to the sole shareholder of Standby who agreed to acquire the Common Stock for investment and not with a view to distribution. The certificate bears a restrictive legend prohibiting its transfer in the absence of an effective registration statement or an exemption from registration. The transaction was exempt from registration under the Securities Act pursuant to Section 4(2) thereunder, as a transaction not involving a public offering.

On August 31, 1998, the Company acquired all of the outstanding capital stock of Cord in exchange for cash and 217,387 shares of Common Stock. No underwriter was involved in the transaction. The Common Stock was issued to the three shareholders of Cord who agreed to acquire the Common Stock for investment and not with a view to distribution. The certificates bear a restrictive legend prohibiting their transfer in the absence of an effective registration statement or an exemption from registration. The transaction was exempt from registration under the Securities Act pursuant to Section 4(2) thereunder, as a transaction not involving a public offering. The Agreement and Plan of Merger in connection with the Cord acquisition contains an earnout provision, pursuant to which the Company may pay up to an additional 347,828 shares of Common Stock based on Cord's earnings for the twelve months ending August 31, 1998.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item will be filed within fifteen days of the due date hereof, pursuant to Rule 12b-25 under the Exchange Act.

ITEM 7.   FINANCIAL STATEMENTS

This item will be filed within fifteen days of the due date hereof, pursuant to Rule 12b-25 under the Exchange Act.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 28, 1998, the Company dismissed Moss Adams LLP ("Moss Adams"), and appointed PricewaterhouseCoopers L.L.P. ("Pricewaterhouse") as its independent auditor. The Company's decision to change its independent auditor was made as a result of the Company's numerous recent and expected future acquisitions. The change of the independent auditor was recommended by the Audit Committee of the Company's Board of Directors and was approved by the Company's Board of Directors on October 27, 1998.

Moss Adams' report on the Company's financial statements for the fiscal years ended February 28, 1998 and 1997 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. In addition, during the Company's two most recent fiscal years, and the subsequent interim periods preceding October 28, 1998, there was no disagreement with Moss Adams on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Moss Adams, would have caused Moss Adams to make a reference to the subject matter of the disagreement in connection with its report. The Company requested that Moss Adams furnish it with a letter addressed to the SEC stating whether or not it agreed with the above statements. A copy of such letter, dated November 3, 1998, appears as Exhibit 16 to the Company's Form 8-K, filed with the SEC on November 4, 1998.

During its two most recent fiscal years and through October 28, 1998, the Company did not consult with Pricewaterhouse regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements or any matter that was either the subject of a disagreement or a reportable event with Moss Adams.

The proposal to appoint Pricewaterhouse as the independent auditor for the Company for the new fiscal year will become effective if it receives the affirmative vote of the holders of a majority of the shares of Common Stock present, or represented by proxy, and entitled to vote at the 1999 Annual Meeting.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

OFFICERS AND DIRECTORS

The information pertaining to directors and officers which is required under this item is set forth under the caption "PROPOSAL NO. 1, ELECTION OF DIRECTORS AND NOMINEES FOR ELECTION" of the Proxy Statement for the 1999 Annual Meeting of the Shareholders of the Company (the "Proxy Statement"), which information is incorporated herein by reference.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

The information required under this item is set forth under the caption "COMPLIANCE WITH SECTION 16 (a) OF THE SECURITIES EXCHANGE ACT OF 1934" appearing in the Proxy Statement, which information is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

The information required under this item is set forth under the caption "EXECUTIVE COMPENSATION AND OTHER INFORMATION" appearing in the Proxy Statement, which information is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required under this item is set forth under the caption "COMMON STOCK OWNERSHIP" appearing in the Proxy Statement, which information is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this item is set forth under the caption "CERTAIN TRANSACTIONS" appearing in the Proxy Statement, which information is incorporated herein by reference.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)  Exhibit  Description of Exhibit

2.1 Stock Purchase Agreement, dated May 7, 1998, relating to the acquisition of WTC Holdings Inc., formerly known as 411677 Alberta Ltd., by the Company. (Incorporated by reference to Exhibit No. 2.1 of the Company's Current Report on Form 8-K dated May 22, 1998.)

2.2 Share Exchange Agreement, dated as of May 29, 1998, by and among the Company, MJA Communications Corp. and the stockholders of MJA Communications Corp. (Incorporated by reference to Exhibit No. 2.1 of the Company's Current Report on Form 8-K dated June 12, 1998.)

2.3 Agreement and Plan of Merger, dated as of August 31, 1998, among the Company, Cord Communications Incorporated, Cord Acquisition Co., Mark Buechley, Seth Buechley and Mark Reed. (Incorporated by reference to Exhibit No. 2.1 of the Company's Current Report on Form 8-K dated September 15, 1998.)

2.4 Share Exchange Agreement, dated as of August 31, 1998, between the Company and Tom T. Cunningham, sole shareholder of Standby Services, Inc. (Incorporated by reference to Exhibit No. 2.1 of the Company's Current Report on Form 8-K dated September 15, 1998.)

2.5 Agreement of Merger, dated as of September 17, 1998, among the Company, Westower CNG Acquisition Company, CNG Communications, Inc. and Paul Bishop. (Incorporated by reference to Exhibit No. 99 of the Company's Current Report on Form 8-K dated October 7, 1998.)

2.6 Agreement and Plan of Merger, dated as of October 23, 1998, among the Company, Westower Teletronics Acquisition Corp., Teletronics Management Services, Inc. and the Shareholders of Teletronics Management Services, Inc. (Incorporated by reference to Exhibit No. 99 of the Company's Current Report on Form 8-K dated November 12, 1998.)

2.7 Agreement and Plan of Merger, dated as of November 10, 1998, among the Company, Westower Summit Acquisition, LLC, Summit Communications, LLC and the Members of Summit Communications, LLC. (Incorporated by reference to Exhibit No. 2.1 of the Company's Current Report on Form 8-K dated November 20, 1998.)

3.1       Articles of Incorporation.

3.2       Amended Bylaws, as in effect since August 20, 1998.

4.1 Form of Underwriters' Warrant Agreement by and between the Company and National Securities Corporation, as representative for several underwriters. (Incorporated by reference to Exhibit No. 1.2 of the Company's Registration Statement on Form SB-2 (File No. 333-32963).)

10.1      1997 Stock Compensation Plan.  (Incorporated by reference to Exhibit
          99.1 of the Company's Registration Statement on Form S-8 (File No. 333-65337).)

10.2      1998 Stock Incentive Compensation Plan.  (Incorporated by reference to
          Exhibit 99.2 of the Company's Registration Statement on Form S-8 (File No. 333-65337).)

10.3 Purchase Agreement between the Company and BET Associates, L.P. dated as of May 11, 1998, relating to $15,000,000 7% Convertible Senior Subordinated Notes due April 30, 2007 and warrants to purchase 40,000 shares of Common Stock. (Incorporated by reference to Exhibit No. 10.2 of the Company's Form 10-KSB for the fiscal year ended February 28, 1998.)

10.4 Credit Agreement, dated June 9, 1998 with BankBoston, N.A. and BankBoston Securities Inc.

10.5 Employment Agreement, dated May 29, 1998, by and between the Company and Michael J. Anderson. (Incorporated by reference to Exhibit No.
          2.3 of the Company's Current Report on Form 8-K dated June 12, 1998.)

10.6 Employment Agreement, dated August 31, 1998, by and between Cord Communications, Inc. and Seth Buechley. (Incorporated by reference to Exhibit No. 2.3 of the Company's Current Report on Form 8-K dated September 15, 1998.)

10.7 Employment Agreement, dated August 31, 1998, by and between Standby Services, Inc. and Tom T. Cunningham. (Incorporated by reference to Exhibit No. 2.3 of the Company's Current Report on Form 8-K dated September 15, 1998.)

16 Letter Regarding change in Certifying Accountants. (Incorporated by reference to Exhibit No. 16 to the Company's Current Report on Form 8-K dated November 4, 1998.)

21        Subsidiaries of the Company.

23        Consent of PricewaterhouseCoopers L.L.P.*

27        Financial Data Schedule.*

*    To be filed by amendment.

(b)  Reports on Form 8-K.

     1. On August 14, 1998, the Company filed Amendment No. 1 to its Current Report on Form 8-K dated June 12, 1998, reporting under Item 2 the acquisition of MJA Communications Corp. and under Item 7 the required financial data on the business acquisition.

     2. On September 15, 1998, the Company filed a Current Report on Form 8-K reporting under Item 2 the acquisition of Cord Communications Incorporated (the "Cord 8-K"). On November 16, 1998, the Company filed Amendment No. 1 to the Cord 8-K reporting under Item 5 and under Item 7 the required financial data on the business acquisition. On November 19, 1998, the Company filed Amendment No. 2 to the Cord 8-K reporting under Item 7 revised financial data.

     3. On September 15, 1998, the Company filed a Current Report on Form 8-K reporting under Item 2 the acquisition of Standby Services, Inc. (the "Standby 8-K"). On November 12, 1998, the Company filed Amendment No. 1 to the Standby 8-K reporting under Item 7 the required financial data on the business acquisition. On November 18, 1998, the Company filed Amendment No. 2 to the Standby 8-K reporting under Item 5.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    WESTOWER CORPORATION


                                    By:  /s/ Calvin J. Payne
                                         --------------------------
                                         Calvin J. Payne
                                         Chief Executive Officer and
                                         Chairman of the Board


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Name                                   Title                     Date
-------------------------  ------------------------------  ----------------
                           Chief Executive Officer and
/s/ Calvin J. Payne        Chairman of the Board
-------------------------  (Principal Executive Officer)   January 25, 1999
Calvin J. Payne



                           Chief Financial Officer and
/s/ Peter Lucas            Director (Principal Financial
-------------------------  and Accounting Officer)         January 25, 1999
Peter Lucas



/s/ Michael J. Anderson    Director                        January 25, 1999
-------------------------
Michael J. Anderson


                           Director
-------------------------
Seth Buechley


/s/ Ronald P. Erickson     Director                        January 25, 1999
-------------------------
Ronald P. Erickson

-------------------------  Director
Donald A. Harris


/s/ Stanley Roy Jeffrey
-------------------------  Director                        January 25, 1999
Stanley Roy Jeffrey


-------------------------  Director
Robert A. Shuey, III


/s/ Bruce E. Toll          Director                        January 25, 1999
-------------------------
Bruce E. Toll

                                 EXHIBIT INDEX


Exhibit   Description of Exhibit

2.1 Stock Purchase Agreement, dated May 7, 1998, relating to the acquisition of WTC Holdings Inc., formerly known as 411677 Alberta Ltd., by the Company. (Incorporated by reference to Exhibit No. 2.1 of the Company's Current Report on Form 8-K dated May 22, 1998.)

2.2 Share Exchange Agreement, dated as of May 29, 1998, by and among the Company, MJA Communications Corp. and the stockholders of MJA Communications Corp. (Incorporated by reference to Exhibit No. 2.1 of the Company's Current Report on Form 8-K dated June 12, 1998.)

2.3 Agreement and Plan of Merger, dated as of August 31, 1998, among the Company, Cord Communications Incorporated, Cord Acquisition Co., Mark Buechley, Seth Buechley and Mark Reed. (Incorporated by reference to Exhibit No. 2.1 of the Company's Current Report on Form 8-K dated September 15, 1998.)

2.4 Share Exchange Agreement, dated as of August 31, 1998, between the Company and Tom T. Cunningham, sole shareholder of Standby Services, Inc. (Incorporated by reference to Exhibit No. 2.1 of the Company's Current Report on Form 8-K dated September 15, 1998.)

2.5 Agreement of Merger, dated as of September 17, 1998, among the Company, Westower CNG Acquisition Company, CNG Communications, Inc. and Paul Bishop. (Incorporated by reference to Exhibit No. 99 of the Company's Current Report on Form 8-K dated October 7, 1998.)

2.6 Agreement and Plan of Merger, dated as of October 23, 1998, among the Company, Westower Teletronics Acquisition Corp., Teletronics Management Services, Inc. and the Shareholders of Teletronics Management Services, Inc. (Incorporated by reference to Exhibit No. 99 of the Company's Current Report on Form 8-K dated November 12, 1998.)

2.7 Agreement and Plan of Merger, dated as of November 10, 1998, among the Company, Westower Summit Acquisition, LLC, Summit Communications, LLC and the Members of Summit Communications, LLC. (Incorporated by reference to Exhibit No. 2.1 of the Company's Current Report on Form 8-K dated November 20, 1998.)

3.1       Articles of Incorporation.

3.2       Amended Bylaws, as in effect since August 20, 1998.

4.1 Form of Underwriters' Warrant Agreement by and between the Company and National Securities Corporation, as representative for several underwriters. (Incorporated by reference to Exhibit No. 1.2 of the Company's Registration Statement on Form SB-2 (File No. 333-32963).)

10.1      1997 Stock Compensation Plan.  (Incorporated by reference to Exhibit
          99.1 of the Company's Registration Statement on Form S-8 (File No. 333-65337).)

10.2      1998 Stock Incentive Compensation Plan.  (Incorporated by reference to
          Exhibit 99.2
          of the Company's Registration Statement on Form S-8 (File
          No. 333-65337).)

10.3 Purchase Agreement between the Company and BET Associates, L.P. dated as of May 11, 1998, relating to $15,000,000 7% Convertible Senior Subordinated Notes due April 30, 2007 and warrants to purchase 40,000 shares of Common Stock. (Incorporated by reference to Exhibit No. 10.2 of the Company's Form 10-KSB for the fiscal year ended February 28, 1998.)

10.4 Credit Agreement, dated June 9, 1998, with BankBoston, N.A. and BankBoston Securities Inc.

10.5 Employment Agreement, dated May 29, 1998, by and between the Company and Michael J. Anderson. (Incorporated by reference to Exhibit No.
          2.3 of the Company's Current Report on Form 8-K dated June 12, 1998.)

10.6 Employment Agreement, dated August 31, 1998, by and between Cord Communications, Inc. and Seth Buechley. (Incorporated by reference to Exhibit No. 2.3 of the Company's Current Report on Form 8-K dated September 15, 1998.)

10.7 Employment Agreement, dated August 31, 1998, by and between Standby Services, Inc. and Tom T. Cunningham. (Incorporated by reference to Exhibit No. 2.3 of the Company's Current Report on Form 8-K dated September 15, 1998.)

16 Letter Regarding change in Certifying Accountants. (Incorporated by reference to Exhibit No. 16 to the Company's Current Report on Form 8-K dated November 4, 1998.)

21        Subsidiaries of the Company.

23        Consent of PricewaterhouseCoopers L.L.P.*

27        Financial Data Schedule.*

*    To be filed by amendment.