Form 10KSB/A
period 1998-09-30
WESTOWER CORP
filed 1999-01-28
CIK 1043274

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                FORM 10-KSB/A-1
                               (AMENDMENT NO. 1)

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

                                     NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No /_ /

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form 10-KSB, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

The issuer's revenues for the seven months ended September 30, 1998 were $32,254,660.

The approximate aggregate market value of voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of January 19, 1999, was $125,749,000. The number of shares of common stock outstanding as of January 19, 1999, was 8,254,660.

Purpose of Amendment: to include Items 9, 10, 11 and 12.

                                    PART I

ITEMS 1 THROUGH 4 - Responses to these Items have been previously provided and therefore have been omitted herein.

                                    PART II

ITEMS 5 AND 8 - Responses to these Items have been previously provided and therefore have been omitted herein.

ITEMS 6 AND 7 - Responses to these Items will be filed within fifteen days of the due date of the Form 10-KSB for the seven month transition period ended September 30, 1998, pursuant to Rule 12b-25 under the Securities Exchange Act of 1934, as amended, and therefore have been omitted herein.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS, DIRECTOR NOMINEES AND EXECUTIVE OFFICERS

The following sets forth the names of the Company's directors and a person nominated for election as a director at the forthcoming 1999 Annual Meeting of the Shareholders, their principal occupations during the past five years, positions with the Company, other directorships and age.

MICHAEL J. ANDERSON, 47, has been a director of the Company since May 1998, when the Company acquired MJA Communications Corp. ("MJA Communications"), a corporation engaged in the construction of towers for the wireless communications industry that was founded and owned primarily by Mr. Anderson.
He has also been Senior Vice President of the Company since that time. Mr. Anderson founded M.J. Anderson Construction Corporation in 1979 and served as Chief Executive Officer of that company. M.J. Anderson Construction Corporation is a multi-state general contractor that designs and builds hotels, medical facilities and general commercial structures. MJA Communications was founded in 1995. Mr. Anderson received a bachelors degree in construction management from the University of Florida in 1974.

SETH A. BUECHLEY, 27, has been a director of the Company since August 1998, when the Company acquired Cord Communications, Inc. ("Cord"), which is engaged in providing construction and related services to telecommunications companies. He has also served as vice president to the Company since that time. Mr. Buechley was a co-founder and Chief Executive Officer of Cord. Mr. Buechley worked at Cord since 1988 and was instrumental in developing the technical services, cordcomm electrical and professional services divisions.

RONALD P. ERICKSON, 54, has been a director of the Company since November 1997. Mr. Erickson is the Chief Executive Officer of eCHARGE Corporation, an Internet payments company providing technology which allows consumers to charge Internet purchases to their phone, cable and utility bills. From 1995 to 1998 he was Chairman and Chief Executive Officer of GlobalTel Resources, Inc., a provider of telecommunications and networking services in international markets. From 1992 to 1994 he was, variously, Chairman, Vice-Chairman, President and Chief Executive Officer of Egghead Software, Inc. (now Egghead.com). He was a co-founder, in 1981, of MicroRim, Inc., a data base software development company. Previously, he practiced law in Seattle, Washington. Early in his career, Mr. Erickson worked in public policy at the White House and for the Rockefeller Commission on Critical Choices. He has been an active investor and member of the Board of Directors of a number of companies. He currently sits on the Boards of ITEX Corporation, Upgrade International Inc. and Intrinsyc Software, Inc. Mr. Erickson has a BA from Central Washington University, an MA from the University of Washington, and a JD from the University of California, Davis.

DONALD A. HARRIS, 46, has been a director of the Company since January 1998. Mr. Harris is currently the Chief Executive Officer of Ubiquitel, LLC, a telecommunications company organized by Mr. Harris and other investors in 1997. Prior to joining Ubiquitel, Mr. Harris was President of Comcast Cellular Communications, Inc. from March 1992 to March 1997. From 1990 to 1992, Mr. Harris was Vice President of Pactel Cellular, a wireless telecommunications provider, and General Manager of Pactel's Los Angeles system. Prior to that time, Mr. Harris was President and Chief Executive Officer of Bay Area Cellular Telephone Company in San Francisco. Mr. Harris began his career in the cellular communications industry as a consultant with McKinsey & Company. He is a graduate of the United States Military Academy at West Point and holds an MBA from Columbia University.

S. ROY JEFFREY, 51, has been a director of the Company or its predecessor since
1990.   He is a co-founder and has been the Chief Operating Officer since 1990.
Prior to founding the Company, Mr. Jeffrey acquired 25 years experience in all aspects of the supply and installation of communications towers and equipment. Mr. Jeffrey was employed by a privately held communications company from 1972 to 1990, when he left to co-found the Company. He started as a high steel rigger, was promoted to field supervisor and then promoted to branch manager, in which capacity he was responsible for as many as 36 office and field employees. Mr. Jeffrey supervised or managed the supply and installation of towers in the United States, Canada, the Caribbean, Australia, and the Middle East. Mr. Jeffrey has managed all aspects of communications site construction, including permit applications, surveys, road-building, foundations, and the supply and installation of buildings, towers, antennas, and transmission lines. Mr. Jeffrey has extensive experience in rigging tall towers.

PETER LUCAS, 44, has been a director of the Company since April 1997. He has also served as the Chief Financial Officer since April 1997. From August 1995 to April 1997, Mr. Lucas served as Chief Financial Officer of Cotton Valley Resources Corporation, a Dallas-based public oil and gas company. From May 1992 to July 1995, he served as Chief Financial Officer of Canmax Inc., a Dallas-based public company that develops software for gas stations and convenience stores. Mr. Lucas is a member of the Canadian Institute of Chartered Accountants. He received his professional training at Coopers & Lybrand, which he left in 1984 to form his own tax practice. Six years later, Mr. Lucas' practice merged with Coopers & Lybrand, with whom he was a partner until 1992. Mr. Lucas passed the AICPA reciprocity examination in 1993 and is experienced in domestic taxation, accounting and securities matters. He received a bachelor of commerce degree from the University of Alberta in 1978.

CALVIN J. PAYNE, 46, Chairman of the Board and Chief Executive Officer, has been a director of the Company or its predecessor since 1990. He is a co-founder and
has been the Chief Executive Officer since 1990.   Prior to founding the
Company, Mr. Payne acquired experience in all aspects of the construction of steel communications towers. He was a construction worker and rigger in 1975, a field engineer in 1978, a design engineer in 1979, engineering manager in charge of a tower company's Australian operations in 1983, and Chief Engineer of the same company's domestic operations in 1988. Mr. Payne has engineered over 600 towers, including a 1470 foot tower in Florida designed to withstand hurricane winds. Mr. Payne won a design award for a steel tower erected on a mountain-top site near the Alaskan-Canadian border that was completely enclosed in fiberglass to shield the tower and antenna from wind and ice. Mr. Payne has assisted in the writing of design standards for communications towers in the United States, Canada, and Australia. He received a degree in civil engineering from the University of British Columbia in 1978 and an MBA from the University of Western Australia in 1985.

ROBERT A. SHUEY III, 44, has been a director of the Company since November 1997. Mr. Shuey is Chief Executive Officer of EuroMed, Inc., the parent company of Redstone Securities, Inc. From August 1997 to December, 1998 he acted as Managing Director of Capital Markets for Tejas Securities Group, Inc. From September 1996 to July 1997, he acted as Managing Director Corporate Finance for National Securities Corporation; from April 1995 to August 1996, he acted as Managing Director Corporate Finance for LaJolla Securities Corporation; from January 1993 to March 1995, he acted as Managing Director Corporate Finance for National Securities Corporation. Mr. Shuey is a member of the Board of Directors of EuroMed, Inc., AutoBond Corporation, Transnational Financial Corporation and BioShield Technologies, Inc. Mr. Shuey is a graduate of Babson College with a degree in Economics and Finance.

LEONARD M. TANNENBAUM, 27, a principal with LAR Management, Inc., which manages a $50,000,000 hedge fund, has been nominated for election as a director of the Company at the forthcoming 1999 Annual Meeting of the Shareholders. He joined LAR Management, Inc. in April 1997. Prior to that time he was an associate with Pilgrim Baxter, a mutual fund manager, from June 1996 to April 1997, and an Assistant Vice President and analyst in the Small Company Group at Merrill Lynch from 1994 to 1996. Mr. Tannenbaum is a graduate of The Wharton School of The University of Pennsylvania, where he received a BS (Strategic Management) and an MBA (Finance). Mr. Tannenbaum is Bruce E. Toll's son-in-law.

BRUCE E. TOLL, 55, has been a director of the Company since December 1998. He has been Vice Chairman and a director of Toll Brothers, Inc., a homebuilding company, since October 31, 1998. From 1986 to that date, he was President, Chief Operating Officer, secretary and a director of Toll Brothers, Inc., and had been engaged in operations of predecessors of that company since 1967. His principal occupation since Toll Brothers, Inc.'s inception has been related to various homebuilding and other real estate related activities. Mr. Toll has the right to appoint a director of the Company under the terms of the agreement by which he holds convertible subordinated notes of the Company. See "Certain Transactions."

Directors of the Company are elected at each Annual Meeting of the Shareholders. The officers of the Company are elected annually by the Board. Officers and directors hold office until their respective successors are elected and qualified or until the earlier of their resignation or removal.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16 of the Exchange Act requires the Company's officers, directors, and holders of 10% or more of its outstanding Common Stock to file certain reports with the Securities and Exchange Commission. With reference to transactions during the Transition Period, to the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, the Company believes that the following persons failed to file on a timely basis the following reports required by Section 16(a) of the Exchange Act. In connection with his election to the Board in August 1998, Mr. Buechley failed to file the Form 3 within 10 days of his election. Bruce E. Toll failed to file the Form 4 on a timely basis in connection with his purchase of 1,000 shares of Common Stock in August 1998. Except as otherwise stated herein, to the Company's best knowledge, based solely on information provided to it by the reporting individuals, all of the reports required to be filed by these individuals with respect to the Transition Period have been filed.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION AND OTHER INFORMATION

SUMMARY COMPENSATION TABLE

The following table sets forth a summary of the compensation paid by the Company during its last three fiscal years and for the Transition Period to the chief executive officer and each of the officers of the Company who served as an executive officer during the 1998 Fiscal Year or the Transition Period whose total salary and bonus exceeded $100,000 (the "Named Executive Officers").

                                              ANNUAL COMPENSATION
                                              -------------------
NAME AND                                                            NUMBER OF SHARES
PRINCIPAL POSITION              PERIOD         SALARY     BONUS    UNDERLYING OPTIONS
-------------------------  -----------------  ---------  --------  ------------------
Calvin J. Payne            Transition Period   $ 43,750         -            -
Chief Executive Officer
                           1998 Fiscal Year      75,000         -       98,000
                           1997 Fiscal Year      75,000  $437,780            -
                           1996 Fiscal Year      70,000    92,530            -


Peter Lucas                Transition Period     70,000         -            -
Chief Financial Officer
                           1998 Fiscal Year     105,000         -       45,000

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR, TRANSITION PERIOD, AND PERIOD END OPTION VALUES

The following table sets forth information regarding exercised options and the value of unexercised options held by the Named Executive Officers of the Company.

                                             Number of Securities
                     Shares                 Underlying Unexercised    Value of Unexercised In-
                    Acquired      Value     Options at Period End         the-Money Options
      Name         on Exercise  Realized   Exercisable/Unexercisable  Exercisable/Unexercisable
-----------------  -----------  --------   -------------------------  -------------------------
Calvin J. Payne        -            -          Transition Period          Transition Period
Chief Executive                                 32,667 / 65,333          $432,838 / 865,662
Officer
                                               1998 Fiscal Year           1998 Fiscal Year
                                                32,667 / 65,333          $432,838 / 865,662


Peter Lucas            -            -          Transition Period          Transition Period
Chief Financial                                 15,000 / 30,000           $210,000 / 420,000
Officer
                                               1998 Fiscal Year           1998 Fiscal Year
                                                15,000 / 30,000          $210,000 / 420,000

OPTION GRANTS IN LAST FISCAL YEAR AND TRANSITION PERIOD

The following table sets forth information regarding option grants in the 1998 Fiscal Year and in the Transition Period to the Named Executive Officers of the Company.

                       Number of Shares         Percent of Total     Exercise Price
Name                Underlying Option Grant     Options Granted         $/Share       Expiration Date
----                -----------------------     ----------------        -------       ---------------
Calvin J. Payne       Transition Period                  -                  -               -
 Chief Executive             None
 Officer
                       1998 Fiscal Year
                           54,000                       9.12              $8.25          June 11, 2002
                           44,000                       7.43              $8.25         October 15, 2002

Peter Lucas           Transition Period                  -                  -               -
Chief Financial              None
Officer
                       1998 Fiscal Year
                           24,000                       4.05              $7.50          June 11, 2002
                           21,000                       3.55              $7.50         October 15, 2002

COMPENSATION OF DIRECTORS

Directors who are also employees of the Company do not receive any remuneration in their capacity as directors. Outside directors receive $12,000 annually and $500 per Board meeting attended. In addition, all of the directors are reimbursed for their out of pocket expenses for each Board and committee meeting attended.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

COMMON STOCK OWNERSHIP

The following table sets forth certain information as of December 14, 1998 regarding the beneficial ownership of the Common Stock by: (i) each person known by the Company to be a beneficial owner of more than 5% of the outstanding Common Stock; (ii) each director of the Company and the additional nominee to be a director; (iii) each Named Executive Officer; and (iv) all directors, the additional nominee and executive officers of the Company as a group. Unless otherwise indicated, each beneficial owner named below has sole investment and voting power with respect to the Common Stock shown below as beneficially owned by him.

NAME AND ADDRESS OF BENEFICIAL OWNER                                      SHARES
-----------------------------------------------------  --------------------------------------------
                                                         NUMBER OF SHARES OWNED    PERCENTAGE OWNED
                                                       --------------------------  ----------------
DIRECTORS, EXECUTIVE OFFICERS AND NOMINEE
Calvin J. Payne                                               1,126,167(1)              13.70
7001 N.E. 40th Avenue
Vancouver, WA  98661

S. Roy Jeffrey                                                1,126,167(2)              13.70
7001 N.E. 40th Avenue
Vancouver, WA  98661

Michael J. Anderson                                             337,470(3)               4.14
7001 N.E. 40th Avenue
Vancouver, WA  98661

Peter Lucas                                                      30,000(4)                *
7001 N.E. 40th Avenue
Vancouver, WA  98661

Ronald P. Erickson                                               10,000(5)                *
7001 N.E. 40th Avenue
Vancouver, WA  98661

Donald A. Harris                                                 11,500(6)                *
7001 N.E. 40th Avenue
Vancouver, WA  98661

NAME AND ADDRESS OF BENEFICIAL OWNER                                      SHARES
-----------------------------------------------------  --------------------------------------------
                                                         NUMBER OF SHARES OWNED    PERCENTAGE OWNED
                                                       --------------------------  ----------------
Robert A. Shuey, III                                            120,700(7)               1.46
7001 N.E. 40th Avenue
Vancouver, WA  98661

Seth A. Buechley                                                 70,651                   *
7001 N.E. 40th Avenue
Vancouver, WA  98661

Leonard M. Tannenbaum                                            43,100(8)                *
7001 N.E. 40th Avenue
Vancouver, WA  98661

Bruce E. Toll                                                   805,281(9)               9.16
3103 Philmont Avenue
Huntingdon Valley, PA  19006

All directors, the additional nominee and executive           3,681,036                 40.46
officers as a group (10 persons)

OTHER 5% OWNERS
Gilder, Gagnon, Howe & Co.                                      703,767(10)              8.64
1775 Broadway, 26th Floor
New York, NY  10019

Peter Jeffrey                                                   878,333(11)             10.72
7001 N.E. 40th Avenue
Vancouver, WA  98661

Tom T. Cunningham                                               543,950                  6.68
1818 Kersten Drive
Houston, TX  77043

___________
*    Less than 1%

(1)  Includes the following shares, a monetary interest in which is disclaimed:
     66,250 shares held by Mr. Payne's spouse and 925,000 held by the Calvin J. Payne Family Trust. Also includes 68,667 shares subject to options which may be exercised within 60 days.

(2)  Includes the following shares, a monetary interest in which is disclaimed:
     66,250 shares held by Mr. Jeffrey's spouse and 925,000 held by the S. Roy Jeffrey Family Trust. Also includes 68,667 shares subject to options which may be exercised within 60 days.

(3)  Includes 168,735 shares beneficially owned by Mr. Anderson's spouse.

(4) Comprised entirely of shares subject to options that may be exercised within 60 days.

(5) Comprised entirely of shares subject to options that may be exercised within 60 days.

(6) Includes 10,000 shares subject to options that may be exercised within 60 days.

(7) Comprised entirely of shares subject to options and warrants that may be exercised within 60 days.

(8)  Includes 13,700 shares owned jointly with Mr. Tannenbaum's spouse.

(9) Includes 639,281 shares underlying the senior subordinated convertible notes and warrants issued to BET Associates, L.P. on June 1, 1998 and 10,000 shares held by The Bruce E. and Robbi S. Toll Foundation.

(10) Includes shares held in customer accounts over which partners and/or employees of Gilder, Gagnon, Howe & Co. have discretionary power to sell such shares.

(11) Includes the following shares, a monetary interest in which is disclaimed:
     755,000 shares held by Peter Jeffrey Family Trust. Also includes 43,333 shares subject to options which may be exercised within 60 days.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Tejas Securities Group, Inc., of which Robert A. Shuey III was formerly Managing Director of Capital Markets, was the lead underwriter in connection with the Company's initial public offering in October 1997 of 1,380,000 units (including units issued upon exercise of the underwriters' overallotment option), each unit consisting of one share of Common Stock and one warrant to purchase a share of Common Stock. The units were issued at a price to the public of $7.50. The underwriters received underwriting discounts and commissions of $.75 per unit. In addition, the Company paid the managing underwriters, including Tejas Securities Group, Inc., a 2% nonaccountable expense allowance and issued underwriters' warrants exercisable for four years to purchase 120,000 units at 120% of the public offering price.

On October 28, 1997, the Company acquired all of the issued and outstanding stock of WTC Holdings Inc. ("WTC"), which holds all of the issued and outstanding shares of Western Telecom Construction Ltd., in exchange for 835,000 shares of the Company's Common Stock. WTC was owned by Peter Jeffrey.

Approximately $555,437 of the proceeds of the Company's initial public offering were used to repay amounts due to Calvin J. Payne and his spouse, a corporation controlled by S. Roy Jeffrey and another individual. The amount due to Mr. Payne and his spouse arose when amounts were distributed to them by the Company for tax planning purposes and then loaned back to the Company in 1993. The amount due to the corporation controlled by S. Roy Jeffrey was loaned to the Company to assist the Company in purchasing land in 1993.

Prior to the Company's initial public offering, the Company paid Westower Consulting, an enterprise under control of the Company, for services provided. Charges for these services were approximately $126,000 in Fiscal Year 1998 and $94,000 in Fiscal Year 1997. Amounts due to Westower Consulting were $39,000 at February 28, 1998. No charges were incurred for such services following the Company's initial public offering.

During January 1998, the Company advanced $119,000 to a corporation owned by Messrs. Calvin J. Payne, S. Roy Jeffrey, Peter Jeffrey and Peter Lucas.
Proceeds were used by the borrowing corporation to purchase facilities leased by one of the Company's newly acquired subsidiaries. The advances were unsecured, bore no interest and were repaid in full in May 1998.

The Company acquired MJA Communications on May 31, 1998 in exchange for 397,023 shares of Common Stock of the Company. Michael J. Anderson and his wife were the principal shareholders of MJA Communications, holding 85% of the outstanding stock. In connection with the acquisition, the Company entered into an employment agreement with Mr. Anderson for a three year term ending in May 2001. Pursuant to the terms of that employment agreement, Mr. Anderson was elected Senior Vice President of the Company and Chairman and Chief Executive Officer of MJA Communications. Mr. Anderson is paid a base salary of $150,000 per year and participates in the Company's bonus pool and stock option plans. Mr. Anderson also entered into a Registration Rights Agreement with the Company allowing him to require the Company to register the shares of Common Stock issued in connection with the acquisition of MJA in certain events.

On June 1, 1998, the Company issued $15,000,000 aggregate principal amount of 7% Convertible Senior Subordinated Notes due April 30, 2007 and warrants to purchase 40,000 shares of Common Stock to BET Associates, L.P., of which the general partner is an entity controlled by Bruce E. Toll. Leonard M. Tannenbaum is a limited partner of BET Associates, L.P. The purchase price for such notes and warrants was $14,850,000. The notes are convertible into shares of Common Stock at $25.03 per share, subject to adjustment in certain events, and the warrants are exercisable at a price of $23.00 per share, subject to adjustment in certain events.

The Company acquired Cord on August 31, 1998, in exchange for $5,000,000 in cash and 217,387 shares of the Company's Common Stock. Up to an additional 347,826 shares of Common Stock may be issued based on the results of Cord for the 12 months ending August 31, 1999. Seth A. Buechley owned approximately 33% of the stock of Cord. In connection with the acquisition of Cord, the Company entered into an employment agreement with Mr. Buechley for a two year term ending in August 2000. Pursuant to the terms of that employment agreement, Mr. Buechley has been elected Vice President of the Company and Senior Vice President of Cord. Mr. Buechley is paid a base salary of $120,000 per year and participates in the Company's bonus pool and stock option plans. Mr. Buechley also entered into a Registration Rights Agreement with the Company allowing him to require the Company to register the shares of Common Stock issued in connection with the acquisition of Cord in certain events.

The Company acquired Standby Services, Inc. ("Standby") on August 31, 1998, in exchange for 543,590 shares of the Company's Common Stock. Tom T. Cunningham owned 100% of the stock of Standby. In connection with the acquisition of Standby, the Company entered into an employment agreement with Mr. Cunningham for a three year term ending in August 2001. Mr. Cunningham is Chief Executive Officer of Standby and is paid a base salary of $150,000 per year and participates in the Company's bonus pool and stock option plans. Mr. Cunningham also entered into a Registration Rights Agreement with the Company allowing him to require the Company to register the shares of Common Stock issued in connection with the acquisition of Standby in certain events.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    WESTOWER CORPORATION


                                    By:  /s/ Peter Lucas
                                        --------------------------
                                        Peter Lucas
                                        Chief Financial Officer,
                                        Secretary and Treasurer

Date:     January 28, 1999