Form 10KSB/A
period 1998-09-30
WESTOWER CORP
filed 1999-02-09
CIK 1043274

                                    The following items were the subject of a Form 12b-25 and are included herein: Item 6 and Item 7.


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                Form 10-KSB/A-2
                               (Amendment No. 2)

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

                                     NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form 10-KSB, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

The issuer's revenues for the seven months ended September 30, 1998 were $31,944,000.

The approximate aggregate market value of voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of January 19, 1999, was $125,749,000. The number of shares of common stock outstanding as of January 19, 1999, was 8,254,660.

Purpose of Amendment: to include Items 6 and 7 of Part II and to amend Item 13 of Part III.

                                   PART II

     ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Item and other items in this Report include "forward-looking" information as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases. The Company cautions investors that any such statements made by the Company are not guarantees of future performance and that known and unknown risks, uncertainties, and other factors including those risk factors identified elsewhere in this Report may cause actual results to differ materially from those forward-looking statements. The Company does not undertake to update or revise its forward-looking statements publicly even if experience or future changes make it clear that any projected results expressed or implied herein will not be realized.

The following should be read in connection with the Company's Financial Statements and related notes thereto.

RESULTS OF OPERATIONS

Westower Corporation and subsidiaries (the "Company" or "Westower") designs, builds and maintains wireless communication transmitting and receiving facilities for providers of wireless communication services. The Company also owns and leases wireless communication towers to wireless communication service providers.

The following table presents, as a percentage of net revenues, certain financial data for the Company for the periods indicated:


                                      Seven Months Ended        Fiscal Year Ended
                                         September 30              February 28
                                    --------------------       --------------------
                                     1998          1997          1998           1997
                                    -----         -----         -----          -----
Contract  revenues                  100.0%        100.0%        100.0%         100.0%
Costs of revenues                    74.7          73.4          70.8           73.6
Gross profit                         25.3          26.6          29.2           26.4
Selling, general and
 administrative expenses             15.5          11.9          17.4           17.0
Depreciation and amortization         1.8            .8           1.1             .6
Merger expenses                       1.0             -             -              -
Operating income                      7.0          13.9          10.7            8.8
Other income                            -             -            .3             .1
Interest income                        .4            .2            .3             .2
Interest and financing expense        2.4            .1            .3             .2
Income before tax                     5.0          14.0          11.0            8.9
Income tax                            1.1           5.0           3.9            1.5
Net income                            3.9           9.0           7.1            7.4

The Company was a private corporation until its initial public offering, which was completed on October 15, 1997. Since then, and prior to September 30, 1998, the Company completed eleven acquisitions, three of which were accounted for as pooling-of-interests. The financial statements and the following discussion of operations reflect the pooled transactions as if these companies were part of the Company for all periods presented.

On October 27, 1998, the Company changed its fiscal year end from February 28 to September 30. Accordingly, the financial results for the seven month period from March 1, 1998 to September 30, 1998 (the "Transition Period") have been presented, and the unaudited financial results for the seven month period from March 1, 1997 to September 30, 1997 have been included for comparative purposes.

Comparison of the Seven Month Periods Ended September 30, 1998 and 1997 (unaudited).

Revenues for the seven months ended September 30, 1998 increased $9,075,000 or 40% compared to the comparable period in 1997. Approximately 52% of the increase is due to strong demand for the Company's services in certain geographic areas, including the southeastern United States. Acquisitions accounted for by the purchase method contributed approximately 48% of the increase.

Costs of revenues for the seven months ended September 30, 1998 increased $7,080,000 or 42% compared to the comparable period in 1997. Costs of revenues, as a percentage of sales, increased to 74.7% from 73.4%, due to more competitive bidding environments. Approximately 94% of the increase is due to the increase in sales; 6% reflects the increase in the costs of revenues percentage.

Gross profit for the seven months ended September 30, 1998 increased $1,995,000
or 33% from the same period in 1997.   The increase is attributable to the
increase in revenues explained above, partially offset by the increase in the costs of revenues percentage.

Selling, general and administrative expenses for the seven months ended September 30, 1998 increased $2,238,000 or 82% from the same period in 1997. The increase is attributable to increased fees and costs associated with being a public company and increased staffing designed to enable the Company to become a significant tower owner and operator.

Depreciation and amortization for the seven months ended September 30, 1998 increased $391,000 or 209% from the same period in 1997. The increase is attributable to amortization of intangible assets ($182,000) and an increase in depreciation reflecting greater equipment and communications towers ($209,000).

Merger-related expenses were $327,000 for the seven months ended September 30, 1998, as compared to none in the seven months ended September 30, 1997. These expenses represent professional fees and other costs incurred to complete business combinations accounted for using the pooling-of-interests method.

Operating income for the seven months ended September 30, 1998 decreased $961,000 or 30% compared to the same period in 1997. The decrease is due to increased selling, general and administrative expenses, depreciation and amortization, and merger expenses as discussed above.

Interest and related financing costs, consisting of the amortization of a commitment fee of $116,000, amortization of a conversion feature of $124,000, amortization of deferred financing charges of $113,000, amortization of original issue discount of $27,000 and interest expense of $391,000 for the seven months ended September 30, 1998, increased $739,000 or 2309% from the same period in 1997. The increase is due to interest and costs related to the issuance of convertible subordinated debt and obtaining a $75 million credit facility (See "Liquidity and Capital Resources").

Income taxes for the seven months ended September 30, 1998 decreased $790,000 or 69% compared to the same period in 1997. The decrease is attributable to reduced income, and a decrease in the effective tax rate from 36% to 22%. The decrease in the effective tax rate is primarily due to income directly taxable to former S Corporation shareholders of companies acquired during the Transition Period that were accounted for under the pooling-of-interests method.

Net income for the seven months ended September 30, 1998 decreased $823,000 or 40% compared to the same period in 1997. The decrease is a result of the items discussed above, such as increased revenues offset by increased selling, general and administrative expenses, depreciation and amortization, merger expenses, and interest costs.

Revenue and expenses of approximately $170,000 and $25,000, respectively, associated with tower ownership have been included in contract revenues and costs of revenues.

Comparison of the Fiscal Years Ended February 28, 1998 and 1997

Revenues for the year ended February 28, 1998 decreased $4,429,000 or 10% compared to fiscal 1997. The decrease is primarily attributable to a $12,236,000 decrease in the southeastern United States, primarily reflecting the end of a major build by one customer, offset by increases throughout the rest of the United States and Canada.

Costs of revenues for the year ended February 28, 1998 decreased $4,428,000 or 13% compared to fiscal 1997. Costs of revenues, as a percentage of sales, decreased to 70.8% from 73.6%, due to less competitive bidding environments.

Gross profit for the year ended February 28, 1998 was virtually unchanged from fiscal 1997; the difference is approximately $1,000. The lack of significant change is due to the $4,429,000 decrease in revenues offset by the $4,428,000 decrease in costs of revenues, both of which are explained above.

Selling, general and administrative expenses for the year ended February 28, 1998 decreased $596,000 or 8% from fiscal 1997. In fiscal 1997, tax motivated bonuses of $956,000 were paid to the senior officers. No such bonuses were paid in 1998. Adjusted for the bonuses, the selling, general and administrative expenses increased $360,000 and this reflects increased staffing associated with being a public company and positioning the Company to be a significant owner and operator of towers.

Depreciation and amortization for the year ended February 28, 1998 increased $205,000 or 76% from fiscal 1997. The increase is consistent with an increase in the Company's equipment.

Operating income for the year ended February 28, 1998 increased $390,000 or 10% from fiscal 1997. This increase is a result of decreased selling, general and administrative expenses and improved profit margin percentage, offset by decreased sales and increased depreciation and amortization.

Other income increased by $94,000 for the year ended February 28, 1998 from the comparable period as a result of interest income on the proceeds from the Company's initial public offering and gains on the sale of property, offset by interest expense from prior borrowings.

Income taxes for the year ended February 28, 1998 increased $997,000 or 157% from fiscal 1997. The increase is attributable to the increase in operating income and an increase in the effective tax rate from 16% to 36% which was a result of increased taxable income in Canada and less income taxed directly to former S Corporation shareholders of acquired companies accounted for using the pooling-of-interests method.

Net income for the year ended February 28, 1998 decreased $494,000 or 14% from fiscal 1997 reflecting the decrease in revenues, increased depreciation and amortization, and higher tax rate, partially offset by the improved gross profit percentage and decreased selling, general and administrative expenses.

Liquidity and Capital Resources

At September 30, 1998, the Company had cash of $9,331,000, an increase from February 28, 1998, of $2,125,000. Working capital was $14,650,000.

The Company used $4,138,000 of cash in its operations during the Transition Period. Net income plus non-cash operating expenses was $2,427,000, and $6,565,000 is reflected in the changes in non-cash operating assets and liabilities. During the Transition Period, the Company used cash of $6,348,000, net of acquired cash, to acquire businesses, and $1,657,000 to purchase property and equipment.

During the year ended February 28, 1998, the Company sold 1,200,000 Units in its initial public offering of securities and received net proceeds of approximately $7,493,000. Each unit consisted of one share of common stock and one warrant to purchase a share of common stock for $9.00. During the seven months ended September 30, 1998, 559,000 warrants were exercised resulting in net proceeds of $4,788,000. Subsequent to September 30, 1998, nearly all of the remaining warrants were exercised resulting in net proceeds of $7,371,000.

In May 1998, the Company sold $15,000,000 principal amount of 7% subordinated convertible notes ("Subordinated Debt"). Net proceeds were $14,850,000. The notes are convertible into 599,281 shares of Common Stock at $25.03 per share until April 30, 2007. In connection with the Subordinated Debt, the Company granted warrants to purchase 40,000 shares of Common Stock at $23 per share until April 30, 2007. The Company has used the proceeds to purchase and build communications towers for lease to others, and to acquire other enterprises.

On June 9, 1998, the Company signed a credit agreement with BankBoston, N.A. whereby BankBoston, N.A. committed to providing $75,000,000 principal amount of senior secured revolving credit (the "Credit Facility"). The Credit Facility allows the Company to purchase or construct communications towers for use by third parties. The Company's ability to utilize the Credit Facility is determined by, among other criteria, its cash flows generated from operations and from tower leasing. Subsequent to September 30, 1998, the Company has borrowed $24 million under the Credit Facility.

The Company's future cash requirements for fiscal 1999 and beyond will depend primarily upon the level of wireless infrastructure building and implementation undertaken by the Company, the level of working capital needed to generate the revenues associated with such business plan, and acquisition opportunities. The Company believes that revenues from operations, amounts available under Subordinated Debt and the Credit Facility noted above and other capital resources available to the Company will be adequate to satisfy its working capital requirements for at least the next twelve months.

To date, the Company has derived substantially all of its revenues from sales in the United States and Canada, and inflation has not had a significant effect on the Company's business. The Company does not currently expect inflation to adversely affect it in the future unless inflation increases significantly in the United States or Canada. To date, the Company's activities in Brazil have been denominated in Canadian currency.

On November 10, 1998 the Company completed the acquisition of Summit Communications, LLC ("Summit"), a Mississippi limited liability company which engages in operations similar to those of the

Company. The merger was effected by exchanging 200,000 shares of common stock valued at approximately $4.1 million, $4.4 million in cash, and the assumption of certain liabilities, for all membership interests in Summit. The former members of Summit may also receive an additional 100,000 shares of common stock, based on certain performance criteria during the three years following the date of acquisition. The acquisition was accounted for using the purchase method for business combinations, resulting in goodwill of approximately $6.8 million.

On October 30, 1998, the Company completed the acquisition of Teletronics Management Services, Inc. ("Teletronics"). The acquisition was effected by exchanging 188,076 shares of common stock valued at approximately $4 million, $1 million in cash, and the assumption of certain liabilities, including distributions payable to former shareholders in the amount of $800,000, for all outstanding shares of Teletronics. The acquisition was accounted for using the purchase method for business combinations, resulting in goodwill of approximately $4.7 million.

On October 22, 1998, the Company exercised a right to acquire certain communications towers for $9.2 million, subject to regulatory approval.

The Company is currently in negotiation with certain tower construction companies concerning acquisition by Westower. The Company is also in negotiation with certain third parties concerning the acquisition of wireless communication towers, and with a financial institution to arrange financing for the wireless communication tower purchases, should the negotiations conclude successfully. None of the negotiations are finalized and there is no assurance that the Company will be successful in concluding these negotiations, or if the Company is successful, that the acquisitions will not be dilutive to existing shareholders.

Year 2000 Compliance

The Company is aware of the issues associated with the year 2000 as it relates to information systems. In September 1998, independent consultants completed a review of the Company's software and hardware. Pursuant to recommendations made by the consultants, the Company replaced a few personal computers. The Company's total expenditure to date for Year 2000 compliance is less than $50,000. The Year 2000 is not expected to have a material impact on the Company's current information systems because its current software is either already Year 2000 compliant or required changes are not expected to be significant. The Company has not conducted a survey of its customers or vendors to ascertain their year 2000 readiness. Based on the nature of the Company's business, and the existence of alternate vendors, however, the Company anticipates that it is not likely to experience material business interruption due to the potential adverse impact of the Year 2000 on its vendors. As a result, the Company does not anticipate that incremental expenditures to address Year 2000 compliance will be material to the Company's liquidity, financial position or results of operations over the next few years.

Accounting Standards

In June 1998, the Financial Accounting Standard Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Among other provisions, SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 becomes effective for the Company beginning October 1, 1999. The Company is currently assessing the impact, if any, to its financial position or results of operations.

Item 7.  FINANCIAL STATEMENTS


                       Report of Independent Accountants



To the Board of Directors and Stockholders
Westower Corporation

In our opinion, based upon our audit, the accompanying consolidated balance sheet and the related consolidated statements of income, of stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of Westower Corporation and its subsidiaries at September 30, 1998, and the results of their operations and their cash flows for the seven months ended September 30, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. The financial statements of Westower Corporation for the years ended February 28, 1998 and 1997 were audited by other independent accountants whose report dated April 14, 1998, except for the third paragraph in Note 3, as to which the date is May 31, 1998 and the fourth paragraph in Note 3, as to which the date is October 23, 1998, expressed an unqualified opinion on those statements.



/s/ PricewaterhouseCoopers LLP


Seattle, Washington
February 4, 1999

                          Independent Auditors' Report


To the Board of Directors and Stockholders
Westower Corporation

We have audited the accompanying consolidated balance sheet of Westower Corporation and Subsidiaries as of February 28, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of MJA Communications Corporation, which are included in the financial statements of Westower Corporation as discussed in Note 3 to the financial statements, and which statements reflect total assets constituting 16% and 56% of consolidated total assets as of February 28, 1998 and 1997 and total revenues constituting 33% and 57% of consolidated total revenues for the years then ended, respectively. Those statements were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for MJA Communications Corporation, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westower Corporation and Subsidiaries as of February 28, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ MOSS ADAMS LLP


Bellingham, Washington
April 14, 1998, except for the third paragraph in Note 3, as to which the date is May 31, 1998, and the fourth paragraph in
Note 3, as to which the date is
October 23, 1998

                          Independent Auditors' Report


To the Board of Directors and Stockholder of MJA Communications Corp.
Palm Beach Gardens, Florida

We have audited the balance sheet of MJA Communications Corp. as of December 31, 1997 and 1996, and the related statements of income and retained earnings, and cash flows for the years then ended (not separately presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MJA Communications Corp. as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ LAMN, KRIELOW, DYTRYCH & DARLING
Certified Public Accountants

February 11, 1998, except for Note 4, as to which the date is August 12, 1998

                     WESTOWER CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                September 30, 1998, February 28, 1998 and 1997



                                    ASSETS

                                                                   September 30,   February 28,      February 28,
                                                                       1998           1998              1997
                                                                    -----------    -----------       -----------
CURRENT ASSETS
 Cash and cash equivalents                                           $ 9,331,000     $ 7,206,000     $ 7,131,000
 Accounts receivable, net                                             13,289,000       7,112,000       4,905,000
 Costs and estimated earnings in excess of
   billings on uncompleted contracts                                   5,078,000       2,143,000         938,000
 Inventory                                                             2,151,000       1,140,000         201,000
 Related party advances and receivables                                  956,000         831,000               -
 Income tax receivable                                                   220,000               -               -
 Other current assets                                                  1,203,000         125,000          63,000
                                                                     -----------     -----------     -----------
     Total current assets                                             32,228,000      18,557,000      13,238,000
PROPERTY AND EQUIPMENT, net                                            7,574,000       4,321,000       2,707,000
INTANGIBLE ASSETS, net                                                19,721,000       2,088,000               -
OTHER ASSETS                                                           2,771,000          91,000          58,000
                                                                     -----------     -----------     -----------
TOTAL ASSETS                                                         $62,294,000     $25,057,000     $16,003,000
                                                                     ===========     ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
 Trade accounts payable                                              $ 7,053,000     $ 4,445,000     $ 4,980,000
 Other current liabilities                                             2,810,000         929,000         275,000
 Billings in excess of costs and estimated
   earnings on uncompleted contracts                                   1,435,000       1,745,000       3,850,000
 Income taxes payable                                                  2,116,000       1,652,000         155,000
 Deferred income taxes                                                   428,000         534,000         580,000
 Stockholder advances and notes payable to related parties               228,000       2,044,000         672,000
 Note payable                                                          1,089,000         147,000         208,000
 Current portion of long-term debt
   and capital lease obligations                                       2,419,000         502,000         610,000
                                                                     -----------     -----------    ------------
     Total current liabilities                                        17,578,000      11,998,000      11,330,000
LONG-TERM DEBT AND CAPITAL LEASE
    OBLIGATIONS, excluding current portion                            14,991,000         292,000         212,000
DEFERRED INCOME TAXES                                                  2,962,000          48,000          27,000
                                                                     -----------     -----------    ------------
     Total liabilities                                                35,531,000      12,338,000      11,569,000

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST                                                             -               -           40,000
                                                                    -----------     -----------     ------------
REDEEMABLE PREFERRED STOCK                                                    -               -          450,000
                                                                    -----------     -----------     ------------
STOCKHOLDERS' EQUITY
 Common stock ($.01 par value, 10,000,000 shares authorized,
   7,047,000, 6,117,000 and 4,776,000 shares issued and
   outstanding at September 30, 1998, and February 28,
   1998 and 1997, respectively)                                          70,000          61,000          48,000
 Additional paid-in-capital                                          22,610,000       8,672,000         (48,000)
 Accumulated other comprehensive income (loss)                         (581,000)        (67,000)         27,000
 Retained earnings                                                    4,664,000       4,053,000       3,917,000
                                                                    -----------     -----------    ------------
     Total stockholders' equity                                      26,763,000      12,719,000       3,944,000
                                                                    -----------     -----------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $62,294,000     $25,057,000     $16,003,000
                                                                    ===========     ===========    ============

  The accompanying notes are an integral part of these financial statements.

                    WESTOWER CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
          Seven Months Ended September 30, 1998 and 1997 (Unaudited)
                    Years Ended February 28, 1998 and 1997



                                                                 (Unaudited)
                                                Seven Months    Seven Months
                                                    Ended           Ended         Year Ended      Year Ended
                                                September 30,   September 30,    February 28,    February 28,
                                                     1998            1997            1998            1997
                                                  -----------     -----------     -----------    ------------
CONTRACT AND OTHER
REVENUES EARNED
                                                  $31,944,000     $22,869,000     $41,662,000     $46,091,000

COSTS OF REVENUES EARNED (exclusive of
 depreciation and amortization shown below)        23,858,000      16,778,000      29,508,000      33,936,000
                                                  -----------     -----------     -----------    ------------
 Gross profit                                       8,086,000       6,091,000      12,154,000      12,155,000

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                             4,958,000       2,720,000       7,236,000       7,832,000

DEPRECIATION AND AMORTIZATION                         578,000         187,000         473,000         268,000

MERGER RELATED EXPENSES                               327,000               -               -               -
                                                  -----------     -----------     -----------    ------------

OPERATING INCOME                                    2,223,000       3,184,000       4,445,000       4,055,000

OTHER INCOME (EXPENSE)
 Other income (expense)                                (2,000)              -         126,000          32,000
 Interest income                                      130,000          41,000         127,000          70,000
 Interest and financing expense                      (771,000)        (32,000)       (129,000)        (72,000)
                                                  -----------     -----------     -----------    ------------
   Total other income (expense)                      (643,000)          9,000         124,000          30,000
                                                  -----------     -----------     -----------    ------------
INCOME BEFORE INCOME TAXES
AND MINORITY INTEREST                               1,580,000       3,193,000       4,569,000       4,085,000

MINORITY INTEREST                                     -              -              -                 (19,000)
                                                  -----------     -----------     -----------    ------------

INCOME BEFORE PROVISION
FOR INCOME TAXES                                    1,580,000       3,193,000       4,569,000       4,066,000

PROVISION FOR INCOME TAXES                            351,000       1,141,000       1,633,000         636,000
                                                  -----------     -----------     -----------    ------------

NET INCOME                                         $1,229,000      $2,052,000      $2,936,000      $3,430,000
                                                  ===========     ===========     ===========    ============

EARNINGS PER SHARE:

BASIC EARNINGS                                      $.19            $.43            $.56           $.72
                                                    ====            ====            ====           ====
DILUTED EARNINGS                                    $.16            $.43            $.52           $.72
                                                    ====            ====            ====           ====

PRO FORMA EARNINGS PER SHARE:

BASIC EARNINGS                                      $.12            $.37            $.53           $.53
                                                    ====            ====            ====           ====
DILUTED EARNINGS                                    $.10            $.37            $.50           $.53
                                                    ====            ====            ====           ====

  The accompanying notes are an integral part of these financial statements.

                     WESTOWER CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               September 30, 1998 and February 28, 1998 and 1997



                                                                                            Accumulated
                                        Common Stock          Additional                    Other Com-        Com-
                                    -------------------         Paid-in       Retained       prehensive     prehensive
                                    Shares        Amount       Capital        Earnings      Income (loss)     Income       Total
                                    ------        ------        -------       --------      -------------     ------    ------------

BALANCE, February 29, 1996          4,776,000   $   48,000   $   (48,000)   $   870,000   $    29,000                   $   899,000

Net income                                                                    3,430,000                  $ 3,430,000
Foreign currency translation
 adjustment                                                                                    (2,000)        (2,000)
                                                                                                          ----------
   Total comprehensive income                                                                             $3,428,000      3,428,000
                                                                                                          ==========
Distributions of earnings to
 S corporation stockholders of
 acquired subsidiary prior
 to acquisition                                                                (383,000)                                   (383,000)

                                   ----------   ----------   -----------   ------------   -----------                   -----------
BALANCE, February 28, 1997          4,776,000       48,000       (48,000)     3,917,000        27,000                     3,944,000
Net income                                                                    2,936,000                  $ 2,936,000
Foreign currency translation
 adjustment                                                                                   (94,000)       (94,000)
                                                                                                        ------------
   Total comprehensive income                                                                             $2,842,000      2,842,000
                                                                                                        ============
Stock issuances                     1,341,000       13,000     8,699,000                                                  8,712,000
Stock compensation expense                                        21,000                                                     21,000
Distributions of earnings to
 S corporation stockholders
 of acquired subsidiary prior
 to acquisition                                                              (2,800,000)                                 (2,800,000)

                                   ----------   ----------   -----------   ------------   -----------                   -----------
BALANCE, February 28, 1998          6,117,000       61,000     8,672,000      4,053,000       (67,000)                   12,719,000
Net income                                                                    1,229,000                  $ 1,229,000
Foreign currency translation
 adjustment                                                                                  (514,000)      (514,000)
                                                                                                         -----------
   Total comprehensive income                                                                            $   715,000        715,000
                                                                                                         ===========
Adjustment to conform fiscal year
 ends of acquired subsidiaries                                                  438,000                                     438,000
Proceeds from warrants exercised      559,000        6,000     4,782,000                                                  4,788,000
Proceeds from stock options
 exercised and related tax benefit     35,000                    556,000                                                    556,000
Stock issuances for business
 acquisitions                         336,000        3,000     8,097,000                                                  8,100,000
Value ascribed to conversion
 feature and warrants of
 convertible debt, net of
 deferred taxes                                                  468,000                                                    468,000
Stock compensation expense                                        35,000                                                     35,000
Distributions of earnings and for taxes
    to stockholders of acquired subsidiaries
    prior to acquisition                                                     (1,056,000)                                 (1,056,000)

                                   ----------   ---------    -----------   ------------   -----------                   -----------
BALANCE, September 30,
 1998                               7,047,000   $   70,000    $22,610,000   $ 4,664,000   $  (581,000)                  $26,763,000
                                   ==========   ==========    ===========   ===========    ============                 ===========

  The accompanying notes are an integral part of these financial statements.

                     WESTOWER CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
          Seven Months Ended September 30, 1998 and 1997 (Unaudited)
                    Years Ended February 28, 1998 and 1997

                                                                                (Unaudited)
                                                              Seven Months     Seven Months
                                                                 Ended             Ended         Year Ended      Year Ended
                                                              September 30,    September 30,    February 28,    February 28,
                                                                  1998              1997           1998             1997
                                                              -------------    -------------   -------------   -------------
CASH FROM OPERATING ACTIVITIES
 Net income                                                    $ 1,229,000      $ 2,052,000     $ 2,936,000      $ 3,430,000
Adjustments to reconcile net income to
net cash from operating activities
 Depreciation and amortization                                     578,000          187,000         473,000          268,000
 Provision for bad debt                                            221,000                -               -                -
 Deferred income taxes                                             367,000         (209,000)        (41,000)         433,000
 Non-cash interest and financing expense                           264,000                -               -                -
 Gain on sale of assets                                                  -                -        (125,000)               -
 Stock-based compensation                                           35,000                -          56,000                -
 Earnings from equity investment                                   (46,000)               -               -                -
 Minority interest                                                       -          (40,000)              -           19,000
Changes in operating assets and liabilities,
net of effect of acquisitions
 Accounts receivable                                            (1,603,000)      (1,962,000)     (1,484,000)      (1,402,000)

 Costs and estimated earnings in excess
   of billings on uncompleted contracts                         (1,350,000)        (238,000)     (1,200,000)        (545,000)

 Inventory and other current assets                               (990,000)               -        (938,000)        (143,000)

 Other assets                                                      135,000         (597,000)         (5,000)         (93,000)

 Trade accounts payable                                         (2,265,000)        (810,000)       (933,000)       3,387,000
 Billings in excess of costs and estimated
   earnings on uncompleted contracts                              (963,000)      (3,156,000)     (2,105,000)       2,380,000
 Other current liabilities                                           6,000         (198,000)        648,000           79,000
 Income taxes payable                                              244,000         (155,000)      1,354,000          147,000
                                                             -------------     ------------    ------------     ------------
       Net cash flows (used) provided
       by operating activities                                  (4,138,000)      (5,126,000)     (1,364,000)       7,960,000
                                                             -------------     ------------    ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Cash paid for acquisitions, net of cash acquired               (6,348,000)               -      (1,467,000)               -
 Sales of property and equipment                                         -                -         444,000                -
 Purchases of property and equipment                            (1,657,000)        (455,000)     (1,692,000)      (1,245,000)

                                                             -------------     ------------    ------------     ------------

 Net cash flows used by
       investing activities                                     (8,005,000)        (455,000)     (2,715,000)      (1,245,000)

                                                             -------------     ------------   -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from stock issuances, net                                      -                -       7,493,000                -
 Proceeds from stock warrant and option exercises, net           5,002,000                -               -                -
 Redemption of preferred stock                                           -         (300,000)       (450,000)               -
  Principal payments on long-term debt                            (392,000)        (227,000)       (326,000)        (389,000)

  Distributions to stockholders                                 (1,056,000)               -      (2,800,000)        (383,000)

 Advances to related parties                                       (65,000)       (384,000)        (196,000)               -
 Advances from related parties                                      34,000       1,117,000          457,000                -
 Repayments to related parties                                  (1,816,000)              -                -         (480,000)

 Borrowings (repayments) on line of credit, net                    (88,000)        (85,000)         (57,000)         207,000
 Additions to financing costs                                   (2,368,000)              -                -                -
 Proceeds from debt incurred                                    15,256,000         104,000          104,000          555,000
                                                             -------------    ------------    -------------    -------------
       Net cash flows provided (used)
       by financing activities                                  14,507,000         225,000        4,225,000         (490,000)

                                                             -------------    ------------    -------------     -------------

  The accompanying notes are an integral part of these financial statements.

                     WESTOWER CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
          Seven Months Ended September 30, 1998 and 1997 (Unaudited)
                    Years Ended February 28, 1998 and 1997


EFFECT OF CHANGES IN
EXCHANGE RATES                                              (239,000)         (27,000)        (71,000)              -
                                                         -----------      -----------    ------------    ------------

NET INCREASE IN CASH                                       2,125,000       (5,383,000)         75,000       6,225,000

CASH AND CASH EQUIVALENTS,
 beginning of period                                       7,206,000        7,131,000       7,131,000         906,000
                                                         -----------      -----------    ------------    ------------
CASH AND CASH EQUIVALENTS,
 end of period                                           $ 9,331,000        1,748,000     $ 7,206,000     $ 7,131,000
                                                         ===========      ===========    ============    ============

  The accompanying notes are an integral part of these financial statements.

                     WESTOWER CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               September 30, 1998 and February 28, 1998 and 1997


Note 1 - Organization

     Westower Corporation (the "Company") was incorporated in Washington state in June 1997 for the purpose of acquiring Westower Holdings Ltd. and its wholly-owned subsidiaries, Westower Communications Ltd. and Westower Communications, Inc. In connection with an initial public offering on October 15, 1997, the Company raised approximately $7.5 million in net cash proceeds. Proceeds have been used in part to acquire the assets and operations of other businesses.

     The Company is successor to operations begun in 1990 by Westower Communications Ltd. It designs, builds and maintains wireless communication transmitting and receiving facilities for providers of wireless communication services. The Company also owns and leases wireless communication towers to wireless communication providers. Principal operations are located in the Pacific Northwest, including the Canadian provinces of British Columbia and Alberta, and the Southeastern and Southwestern United States. Other operations extend throughout the Western United States and into Eastern Canada.

     On October 27, 1998, the Company changed its fiscal year-end from February 28 to September 30, resulting in a seven month reporting period from March 1, 1998 to September 30, 1998 (the "Transition Period").

Note 2 - Summary Of Significant Accounting Policies

     (a) Consolidation -- The consolidated financial statements include the accounts of the Company and its wholly owned domestic and Canadian subsidiaries

     Investments in subsidiaries in which the Company exercises significant influence but which it does not control are accounted for using the equity method. At September 30, 1998, the Company has an equity investment in a joint venture which engages in operations in Brazil that are similar to those of the Company, in which it has an economic ownership interest of 60 percent. Revenues and associated expenses are transacted in Canadian dollars. As of September 30, 1998, the Company's investment totaled $217,000, which has been included in other assets, and the Company's equity earnings from this investment during the Transition Period totaled $46,000, which has been included in contract and other revenues earned.

     All material intercompany accounts and transactions have been eliminated in consolidation.

     (b) Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Examples of estimates subject to possible revision based upon the outcome of future events include costs and estimated earnings on uncompleted contracts, depreciation of property and equipment, accrued income tax liabilities, and purchase price allocations for acquisitions. Actual results could differ from those estimates.

     (c) Contract and Other Revenue and Cost Recognition -- Revenue from fixed-price construction contracts is recognized using the percentage-of-completion method based on cost incurred to total estimated cost. Revenue from contracts based upon time and materials is recognized based upon hours worked and materials consumed. Most of the Company's contracts are short-term and are completed in two to three months. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

                     WESTOWER CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               September 30, 1998 and February 28, 1998 and 1997


Note 2 - Summary of Significant Accounting Policies (Continued)

     Costs and estimated earnings in excess of billings on uncompleted contracts represents revenues recognized in excess of amounts billed. Billings in excess of costs and estimated earnings on uncompleted contracts represents billings in excess of revenues earned.

     The Company owns wireless communication towers which it leases to third parties. Revenues are recognized on a monthly basis over the term of the leasing agreement. Revenues and cost of services of approximately $170,000 and $25,000, respectively, have been included in contract and other revenues earned and cost of revenues earned, respectively, in the Transition Period.

     (d) Cash and Cash Equivalents -- Cash and cash equivalents consist of cash in banks and money market investments on deposit with major Canadian and U.S. financial institutions. Investments with maturities of three months or less when purchased are considered cash equivalents.

     (e) Inventory -- Inventory consists of construction parts and supplies and is stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

     (f) Property and Equipment -- Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives by major asset category are as follows: buildings 10 - 25 years; furniture, fixtures and equipment - 3 to 10 years; wireless communication towers - 20 years; vehicles - 5 years. Gains or losses on the dispositions of assets are recorded at the time of disposition. The costs of normal repairs and maintenance are charged to expense as incurred.

     (g) Capitalized Software -- Purchased software is capitalized at cost and amortized over its estimated useful life of 3 years.

     (h) Intangible Assets -- Business acquisition costs are allocated to the tangible and identifiable intangible assets that are acquired. Business acquisition costs allocated to contracts to purchase wireless communication towers are amortized over a 20 year period upon acquisition of the wireless communication towers, and costs allocated to non-compete agreements are amortized over the term of the agreements, which are generally 5 years. The excess of the aggregate purchase price over the fair value of the net assets acquired and identifiable intangible assets acquired is recorded as goodwill. Goodwill is amortized over a 20 year period. The Company amortizes its intangible assets using the straight line method.

     (i) Financing Costs -- Direct costs associated with obtaining debt financing are deferred and are amortized over the term of the debt using the effective interest method. Direct costs of obtaining commitments for financing are deferred and charged to expense over the term of the commitments. Direct costs associated with obtaining equity financing are charged to additional paid-in capital as the related funds are raised. Deferred financing costs totaled $2.4 million at September 30, 1998, which has been included in other assets. Accumulated amortization of deferred financing costs totaled $113,000 at September 30, 1998.

     (j) Valuation of Long-Lived Assets -- The Company periodically reviews its long-lived assets and certain identifiable intangible assets, including goodwill, whenever events or changes in circumstance indicate that the carrying amount of an asset may be impaired and not recoverable. Adjustments are made if the sum of the expected future undiscounted operating cash flows is less than the carrying value of the asset.

     (k) Income Taxes -- The Company accounts for income taxes under the liability method. Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes at the enacted tax rates. The significant differences relate primarily to the timing and recognition of

                     WESTOWER CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               September 30, 1998 and February 28, 1998 and 1997


Note 2 - Summary of Significant Accounting Policies (Continued)

      depreciation, amortization and basis differences arising from acquisitions related to long-lived assets, profit on uncompleted contracts, amortization of financing costs and bad debt expense. Deferred tax amounts represent the future tax consequences of those differences, which will either be deductible or taxable when the assets and liabilities are recovered or settled. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. The Company files a consolidated federal income tax return in the United States. The Company files separate tax returns for each of its Canadian subsidiaries in Canada. Additionally, certain of the Company's operations are subject to provincial income taxes in Canada and state income taxes in the United States.

      (l) Foreign Currency Translation -- All asset and liability accounts of Canadian operations are translated into U.S. dollars at current exchange rates. Revenues and expenses are translated using the average exchange rate during the period. Foreign currency translation adjustments are reported as a component of comprehensive income and stockholders' equity in the consolidated balance sheet. Gains and losses resulting from foreign currency transactions are included in income currently.

      (m) Earnings Per Share and Change in Accounting Policy -- During the fiscal year ended February 28, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. The new standard supersedes Accounting Principles Board (APB) No. 15, Earnings Per Share, and establishes standards for computing and presenting earnings per share. Prior years have been restated to conform with the new requirements.

      Basic earnings per share amounts are computed based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock dividends and stock splits. Diluted earnings per share amounts are computed by determining the number of additional shares that are deemed outstanding from stock options and warrants, using the treasury stock method, and convertible debentures.

      (n) Segment Information -- In the Transition Period, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not significantly affect the disclosure of segment information previously reported (see "Segment Information" note).

      (o) New Accounting Standards -- In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Among other provisions, SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This Statement becomes effective beginning October 1, 1999, for the Company. The Company is currently assessing the impact, if any, to its financial position or results of operations.

      (p) Interim Financial Data (Unaudited) -- As discussed in Note 1, on October 27, 1998 the Company changed its fiscal year end to September 30 from February 28. The information presented for the seven months ended September 30, 1997 is unaudited. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of results of the interim period have been made and such adjustments were of a normal and recurring nature. The results of operations and cash flows for the seven months ended September 30, 1997 are not necessarily indicative of the results that were reported for the entire fiscal year ending February 28, 1998.

                     WESTOWER CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               September 30, 1998 and February 28, 1998 and 1997



Note 3  Mergers and Acquisitions

MERGERS -

Westower Holdings Ltd.

Concurrent with its incorporation in June 1997, the Company completed a merger with Westower Holdings Ltd. by issuing 3,000,000 shares of common stock in exchange for all outstanding common stock of Westower Holdings Ltd. Westower Holdings Ltd. is a Wyoming corporation that owns all outstanding common stock of Westower Communications Ltd. and Westower Communications, Inc. The merger qualified as a tax-free exchange and is accounted for in a manner similar to a pooling-of-interests.

WTC Holdings, Inc. and Western Telecom Construction Ltd

Effective October 28, 1997, the Company completed a merger with WTC Holdings, Inc. (formerly 411677 Alberta Ltd.) and its wholly owned subsidiary, Western Telecom Construction Ltd., (collectively, "Western Telecom"). WTC Holdings, Inc. was wholly-owned by a relative of a significant stockholder and a director of Westower Corporation. WTC Holdings, Inc. is a Wyoming corporation, and Western Telecom Construction Ltd. is a Canadian corporation. Western Telecom engages in operations similar to those of the Company. The merger was effected by exchanging 835,000 shares of common stock for all outstanding common stock of Western Telecom. The merger qualified as a tax-free exchange and has been accounted for using the pooling-of-interests method for business combinations. Accordingly, the consolidated financial statements for the Transition Period and fiscal years ended February 28, 1998 and 1997 have been restated to include the combined financial position, results of operations, and cash flows of Western Telecom.

MJA Communications Corporation

Effective May 29, 1998, the Company completed a merger with MJA Communications Corporation ("MJA"). MJA is a Florida corporation which engages in operations similar to those of the Company. In connection with the merger, MJA's tax status was changed from an S corporation to a C corporation. The merger was effected by exchanging 397,000 shares of common stock for all outstanding common stock of MJA. The merger qualified as a tax-free exchange and has been accounted for using the pooling-of-interests method for business combinations. Accordingly, the consolidated financial statements for the Transition Period and fiscal years ended February 28, 1998 and 1997 have been restated to include the combined financial position, results of operations, and cash flows of MJA.

Standby Services, Inc.

Effective August 31, 1998, the Company completed a merger with Standby Services, Inc. ("Standby"). Standby is a Texas corporation which engages in operations similar to those of the Company. In connection with the merger, Standby's tax status was changed from an S corporation to a C corporation. The merger was effected by exchanging 544,000 shares of common stock for all outstanding common stock of Standby. The merger qualified as a tax-free exchange and has been accounted for using the pooling-of-interests method for business combinations. Accordingly, the consolidated financial statements for the Transition Period and fiscal years ended February 28, 1998 and 1997 have been restated to include the combined financial position, results of operations, and cash flows of Standby.

Prior to the respective mergers, Western Telecom had a fiscal year-end of January 31, and MJA and Standby each had a fiscal year end of December 31. In recording the business combinations, the fiscal years ended 1998 and 1997 financial statements have not been restated to conform with Westower Corporation's previous fiscal year end of February 28, as the effect on the consolidated financial statements is not material. As a result of Western Telecom, MJA and Standby having a different

                     WESTOWER CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               September 30, 1998 and February 28, 1998 and 1997


Note 3  Mergers and Acquisitions (Continued)

fiscal year end and the change in the Company's fiscal year end, Western Telecom and MJA and Standby's results of operations for the respective one and two-month periods ended February 28, 1998 have been excluded from the reported results of operations in the Transition Period and, therefore, have been presented as an adjustment to the Company's consolidated statement of stockholders' equity for the Transition Period.

Summarized results of operations for the separate companies and combined amounts included in the consolidated financial statements, net of intercompany transactions, are as follows:


                                                               (Unaudited)
                                              Seven Months     Seven Months
                                                 Ended            Ended         Year Ended      Year Ended
                                             September 30,    September 30,    February 28,    February 28,
                                                  1998             1997            1998            1997
                                             --------------   --------------   -------------   -------------

Contract and other revenues earned
 Westower Corporation and subsidiaries,
   including entities acquired                 $11,450,000      $ 8,652,000     $16,156,000     $10,415,000
 MJA                                            10,824,000        8,418,000      13,929,000      26,164,000
 Western Telecom                                 5,341,000        3,035,000       7,027,000       5,001,000
 Standby                                         4,329,000        2,764,000       4,550,000       4,511,000
                                               -----------      -----------     -----------     -----------
                                               $31,944,000      $22,869,000     $41,662,000     $46,091,000
                                               ===========      ===========     ===========     ===========

Net income (Loss)
 Westower Corporation and subsidiaries,
   including entities acquired                 $  (816,000)     $   784,000     $   975,000     $   815,000
 MJA                                               513,000          195,000         527,000       2,617,000
 Western Telecom                                   387,000          442,000       1,475,000         364,000
 Standby                                         1,145,000          631,000         (41,000)       (366,000)
                                               -----------      -----------     -----------     -----------
                                               $ 1,229,000      $ 2,052,000     $ 2,936,000     $ 3,430,000
                                               ===========      ===========     ===========     ===========

The following pro forma net income and basic diluted earnings per share are presented as if the Company had been required to provide for income taxes that were previously taxable to the former shareholders of the merged entities that were previously S corporations.


                                                                 (Unaudited)
                                                Seven Months     Seven Months
                                                   Ended            Ended         Year Ended      Year Ended
                                               September 30,    September 30,    February 28,    February 28,
                                                    1998             1997            1998            1997
                                               --------------   --------------   -------------   -------------
Net income as reported                            $1,229,000       $2,052,000      $2,936,000      $3,430,000
 Pro forma adjustment for income taxes of
   acquired entities previously filing as
   S corporations                                   (454,000)        (281,000)       (165,000)       (890,000)
                                                  ----------       ----------      ----------    ------------
Pro forma net income                              $  775,000       $1,771,000      $2,771,000      $2,540,000
                                                  ==========       ==========      ==========    ============

Pro forma basic earnings per share                  $.12              $.37             $.53          $.53
                                                    ====              ====             ====          ====

Pro forma diluted earnings per share                $.10              $.37             $.50          $.53
                                                    ====              ====             ====          ====

ACQUISITIONS -

                     WESTOWER CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               September 30, 1998 and February 28, 1998 and 1997

Note 3  Mergers and Acquisitions (Continued)

The following acquisitions have been accounted for using the purchase method of accounting for business combinations and, accordingly, the operating results of the acquired companies have been included in the Company's consolidated financial statements from the date of acquisition.

Acquisitions from November 1, 1997 to February 28, 1998

On dates ranging between November 1, 1997 and January 17, 1998, the Company acquired all outstanding shares of common stock of National Tower Service Ltd., 501053 B.C. Ltd., and the minority interest in WTC Leasing Ltd. which are Canadian corporations with operations similar to those of the Company. Additionally, on January 17, 1998 the Company acquired the assets, principally communication towers, of Ralph's Radio, Inc. and 344813 Alberta Ltd. The aggregate purchase price of these transactions totaled approximately $2.7 million which consisted of $1.5 million in cash and the issuance of 134,000 shares of common stock valued at approximately $1.2 million, based on the publicly traded price.

Jovin Communications, Inc. and Acier Filteau, Inc.

On June 12, 1998 the Company completed the acquisitions of Jovin Communications, Inc. ("Jovin") and Acier Filteau, Inc. ("Acier"), both Montreal, Quebec (Canada) corporations which engage in operations similar to those of the Company. The acquisitions were effected by exchanging shares of common stock of the Company and shares of a separate class of common stock of an acquisition subsidiary, with rights identical to those of the Company's common stock, aggregating 118,000 shares in total and valued at approximately $2.8 million, based on the publicly traded price, and the assumption of certain obligations of Jovin and Acier, for all outstanding common shares of Jovin and Acier.

Cord Communications, Incorporated

On August 31, 1998 the Company completed the acquisition of Cord Communications, Incorporated ("Cord"), a California corporation which engages in operations similar to those of the Company. The acquisition was effected by exchanging 218,000 shares of common stock valued at approximately $5.2 million, based on the publicly traded price, $5 million in cash and the assumption of certain obligations of Cord for all outstanding common shares of Cord. The former stockholders of Cord may also receive an additional 348,000 shares of common stock, based on the attainment of certain performance measures of Cord during the twelve month period following the date of acquisition. Additional shares of common stock will be recorded as an adjustment of the purchase price and will increase recorded goodwill.

CNG Communications, Inc.

On September 28, 1998, the Company completed the acquisition of CNG Communications, Inc. ("CNG") for approximately $1.7 million in cash and the assumption of certain obligations of CNG. The former shareholder of CNG may also receive up to an additional $3 million in cash pending the successful acquisition of certain wireless communication towers under an existing contract held by CNG. As part of the acquisition, the Company assumed certain liabilities of CNG, including convertible debentures, outstanding warrants and the termination costs relating to a financing agreement with a third party investment banker. The Company entered into a settlement agreement with the above parties that resulted in an aggregate payment of $3.25 million to the convertible debenture holders, which included principal and interest, and the third party investment banker. On October 22, 1998, the Company exercised its right to acquire the wireless communication towers under contract at an exercise price of $9.2 million. The consummation of the acquisition of the communication towers is subject to regulatory approval.

                     WESTOWER CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               September 30, 1998 and February 28, 1998 and 1997



Note 3  Mergers and Acquisitions (Continued)


The following is a summary of all consideration exchanged for acquisitions that were accounted for as purchases:


                                                      Seven Months
                                                          Ended        Year Ended
                                                      September 30,   February 28,
                                                          1998            1998
                                                      -------------   ------------
Shares issued                                               336,000        134,000
Value of shares                                         $ 8,100,000     $1,184,000
Cash                                                      6,672,000      1,467,000
                                                        -----------     ----------
   Total purchase price                                 $14,772,000     $2,651,000
                                                        ===========     ==========

The assets and liabilities of the acquired entities were recorded at their estimated fair market values at the dates of acquisition. The initial allocations of fair market values are preliminary subject to adjustments during the first year following the acquisition. The initial allocations were as follows:


                                                       Seven Months
                                                          Ended         Year Ended
                                                      September 30,    February 28,
                                                           1998            1998
                                                      -------------      ----------
Non-compete agreements                                 $    219,000     $         -
Tangible assets                                          11,034,000       1,437,000
Communication tower purchase contracts                    5,661,000               -
Goodwill                                                 12,507,000       2,104,000
Liabilities assumed and deferred tax liabilities        (14,649,000)       (890,000)
                                                       ------------     -----------
   Total purchase price                                $ 14,772,000     $ 2,651,000
                                                       ============     ===========

The results of operations of these businesses have been included in the Company's consolidated financial statements from their respective acquisition dates. The following summarizes the unaudited pro forma results of operations, on a combined basis, as if the acquisitions had been consummated as of the beginning of each of the periods presented, after including the impact of certain adjustments such as amortization of intangible assets and income tax effects:


                                                       (Unaudited)
                                                      Seven Months     (Unaudited)
                                                         Ended         Year Ended
                                                      September 30,    February 28,
                                                         1998            1998
                                                      ------------     -----------
Contract and other revenues earned                     $43,273,000     $72,720,000
Pro forma net income                                   $   140,000     $ 4,323,000
Pro forma basic earnings per share                     $       .02     $      0.82
Pro forma diluted earnings per share                   $       .02     $      0.77

                     WESTOWER CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               September 30, 1998 and February 28, 1998 and 1997


Note 3  Mergers and Acquisitions (Continued)


The unaudited pro forma results are not necessarily indicative of the results of operations which would actually have been reported had the acquisitions been completed prior to the beginning of the periods presented. In addition, they are not intended to be indicative of future results.

Note 4  Uncompleted Contract

Costs, estimated earnings and billings on uncompleted contracts are summarized as follows:


                                                        September 30,    February 28,    February 28,
                                                             1998            1998            1997
                                                        --------------   -------------   -------------

Costs incurred on uncompleted contracts                  $ 15,461,000    $ 12,111,000    $ 15,356,000
Estimated earnings                                          3,212,000       5,084,000       3,516,000
Less billings to date                                     (15,030,000)    (16,797,000)    (21,784,000)
                                                         ------------    ------------    ------------
   Total                                                 $  3,643,000    $    398,000    $ (2,912,000)
                                                         ============    ============    ============

Presentation in the accompanying balance sheet:
Costs and estimated earnings in excess of billings
 on uncompleted contracts                                $  5,078,000    $  2,143,000    $    938,000
Billings in excess of costs and estimated earnings
 on uncompleted contracts                                  (1,435,000)     (1,745,000)     (3,850,000)
                                                         ------------    ------------    ------------
   Total                                                 $  3,643,000    $    398,000    $ (2,912,000)
                                                         ============    ============    ============

Note 5  Property and Equipment

Property and equipment consist of the following:


                                                         September 30,    February 28,    February 28,
                                                             1998            1998            1997
                                                         ------------    ------------    ------------
Buildings                                                $  1,795,000    $  1,507,000    $    550,000
Vehicles                                                    2,540,000       1,497,000         737,000
Equipment                                                   1,580,000         743,000         381,000
Communication towers                                        1,401,000         620,000         387,000
Furniture and fixtures                                        943,000         634,000         380,000
Leasehold improvements                                         81,000          73,000          27,000
                                                         ------------    ------------    ------------
                                                            8,340,000       5,074,000       2,462,000
Less accumulated depreciation                              (1,562,000)     (1,458,000)       (688,000)
                                                         ------------    ------------    ------------
                                                            6,778,000       3,616,000       1,774,000
Land                                                          796,000         705,000         933,000
                                                         ------------    ------------    ------------
                                                         $  7,574,000    $  4,321,000    $  2,707,000
                                                         ============    ============    ============

                     WESTOWER CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               September 30, 1998 and February 28, 1998 and 1997


Note 5  Property and Equipment (Continued)

Depreciation expense on property and equipment in the Transition Period and in the fiscal years ended February 28, 1998 and 1997 was $396,000, $457,000 and $262,000, respectively.

Note 6  Intangible Assets

Intangible assets consist of the following:


                                            September 30,   February 28,
                                                1998            1998
                                            -------------   ------------

Goodwill                                      $14,039,000     $2,104,000
Communication tower purchase contracts          5,661,000              -
Non-compete agreements                            219,000              -
                                              -----------     ----------
                                               19,919,000      2,104,000
Less accumulated amortization                    (198,000)       (16,000)
                                              -----------     ----------
                                              $19,721,000     $2,088,000
                                              ===========     ==========

Amortization expense on intangible assets in the Transition Period and in the fiscal year ended February 28, 1998 was $182,000 and $16,000, respectively. There were no intangible assets as of February 28, 1997.


Note 7  Notes Payable

Note Payable to Finance Company

At September 30, 1998, through one of its acquired subsidiaries, the Company had a $2.5 million line of credit facility with a finance company, secured by accounts receivable, inventory, property and equipment, cash and cash equivalents. At September 30, 1998 the outstanding balance was $1.09 million, which was repaid in October 1998, and the line of credit was cancelled.

Notes Payable to Bank

At February 28, 1998, the Company had a line of credit facility with a Canadian bank that allowed for borrowings at the bank's prime rate plus .75%. The line was collateralized by essentially all assets of Western Telecom Construction Ltd. and was cancelled in May 1998.

                     WESTOWER CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               September 30, 1998 and February 28, 1998 and 1997



Note 8 - Long Term Debt and Capital Lease Obligations


Long-term debt and capital lease obligations consist of the following:


                                                                                      September 30,    February 28,    February 28,
                                                                                           1998            1998            1997
                                                                                        -----------     -----------    ------------
Convertible Note, interest at 7%, due April 30,
 2007, quarterly interest payments through April 2005,
 quarterly reductions thereafter, see further description
 below.                                                                                 $14,154,000         $-              $-
Convertible notes of acquired subsidiary, interest at rates ranging from 12% to
 14%, repaid in December 1998 (see Note 3).                                               1,882,000               -               -
Notes payable to various Canadian banks repaid in full during the Transition
 Period and 1998, due on demand or in aggregate monthly installments of $8,200
 including interest, collateralized by assets and an assignment of lease revenue.                 -         263,000         480,000
Notes payable to various U.S. and Canadian banks, repaid in full during the transition period, due in aggregate monthly installments of $7,800, including interest at rates ranging from 7.5% to 11.25% through June 2002, collateralized
 by property, plant and equipment.                                                                -         129,000         222,000
Vehicle purchase contracts and other notes payable with U.S. and Canadian finance corporations, aggregate monthly installments of $30,000, including interest at rates up to 11.15%, payments due through December 2001, collateralized by
 vehicles and real property.                                                                781,000         192,000          86,000
Capital lease obligations to U.S. and Canadian lessors, due in aggregate monthly
 installments of $19,000 through August 2003, collateralized by leased equipment.           593,000         210,000          34,000
                                                                                        -----------     -----------    ------------
Total debt                                                                               17,410,000         794,000         822,000
Less current portion                                                                     (2,419,000)       (502,000)       (610,000)
                                                                                        -----------     -----------    ------------
Long-term portion                                                                       $14,991,000     $   292,000       $ 212,000
                                                                                        ===========     ===========    ============

Long-term debt and capital lease obligations mature as follows:

          Year Ending
          September 30,
    -----------------------
             1999                                                                  $ 2,419,000
             2000                                                                      452,000
             2001                                                                      225,000
             2002                                                                       98,000
             2003                                                                       62,000
            Thereafter                                                              14,154,000
                                                                                   -----------
                                                                                   $17,410,000
                                                                                   ===========

                     WESTOWER CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               September 30, 1998 and February 28, 1998 and 1997


NOTE 8 - LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (Continued)

Convertible Note

In June 1998, the Company received $14.85 million of net proceeds from the issuance in a private placement of $15 million of 7% convertible senior subordinated debt (the "Convertible Debt") and warrants to purchase 40,000 shares of common stock. The Convertible Debt was immediately convertible at a ratio of $25.03 per share of common stock and the warrant provides for purchase of shares at $23.00 per share of common stock at the holder's option. The purchase agreement provides for an adjustment of the conversion amount for the subordinated debt and warrant exercise price for any stock dividends, splits and other changes as defined in the respective agreements, so as to preserve the Convertible Debt holder's relative rights. The conversion ratio and warrant exercise price per common share were less than the fair value of the Company's common stock at the date of issuance. The value of the conversion features was approximately $124,000 and was immediately charged to interest expense and increased additional paid-in capital. The value ascribed to the warrants of approximately $723,000, was reflected as both a debt discount and an increase in additional paid-in capital. The debt discount is accounted for as a component of interest expense using the effective interest rate method.

The Convertible Debt requires quarterly interest payments through April 30, 2005, when the Company will be required to make principal payments of $3 million each April 30 and October 31 thereafter through the final maturity date, April 30, 2007. The Company may begin making optional prepayments of the Convertible Debt beginning May 30, 2000 subject to a certain minimum trading price of the Company's common stock commencing on or after April 30, 2000. The Company is subject to various affirmative and negative covenants contained in the agreement, including minimum net worth and earnings requirements, and limitations on additional indebtedness, asset disposals and asset additions. The agreement required the holder of the Convertible Debt to consent to subordination of the obligation to senior bank indebtedness discussed below. On September 30, 1998, the Company was in compliance with all covenants with the exception of a certain indebtedness covenant, which was cured subsequent to September 30, 1998. The Company has received a waiver from the note holder waiving the right to demand repayment of the note as a result of this violation.

Credit Facility

Under the terms of a revolving credit facility (the "Credit Facility"), dated June 9, 1998 and expiring April 25, 2005, with a consortium of U.S. and non-U.S. banks, the Company may borrow up to $75 million. The Credit Facility provides for interest only payments through August 30, 2000, with escalating principal reductions each three months from that date through maturity. Borrowings under the Credit Facility bear interest at optional rates as specified in the agreement, subject to the Company's election at the borrowing date. The Company is also required to pay quarterly commitment fees of .5% on the average undrawn balance of the Credit Facility, which is included as a component of interest expense. There were no borrowings under the Credit Facility at September 30, 1998. Subsequent to year end, the Company has drawn approximately $24 million on the Credit Facility to finance business acquisitions, including the repayment of acquired subsidiary debt, and to fund operations. Covenants of the Credit Facility require the Company to maintain certain debt-to-earnings and interest coverage ratios. Other provisions limit capital expenditures, subsidiary indebtedness and require certain minimum levels of earnings and net worth. On September 30, 1998, the Company was in compliance with all covenants with the exception of a certain indebtedness covenant, which was cured subsequent to September 30, 1998. The Company has received a waiver from the lenders waiving their right to demand repayment of the Credit Facility as a result of this violation.

                     WESTOWER CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               September 30, 1998 and February 28, 1998 and 1997

NOTE 9 - INCOME TAXES

The provision for income taxes is comprised of the following:


                                       Seven Months
                                          Ended            Year Ended     Year Ended
                                       September 30,       February 28,   February 28,
                                           1998               1998           1997
                                       -------------       ------------   ------------
 Current
   U.S. federal and state               $  98,000           $  272,000     $133,000
   Canadian federal and provincial        767,000            1,402,000       70,000
                                        ---------           ----------     --------
                                          865,000            1,674,000      203,000
                                        ---------           ----------     --------
 Deferred
   U.S. federal and state               $ (20,000)          $   -          $ (2,000)
   Canadian federal and provincial       (494,000)             (41,000)     435,000
                                        ---------           ----------     --------
                                         (514,000)             (41,000)     433,000
                                        ---------           ----------     --------
     Total                              $ 351,000           $1,633,000     $636,000
                                        =========           ==========     ========

The total tax provision differs from the amount computed using the U.S. federal statutory income tax rates as follows:

                                                           Seven Months
                                                              Ended            Year Ended     Year Ended
                                                           September 30,       February 28,   February 28,
                                                               1998               1998           1997
                                                           -------------       ------------   ------------
 Pretax net income                                          $1,580,000          $4,569,000     $4,066,000
 U.S. statutory rates                                               34%                 34%            34%
 Tax at statutory rates                                        537,000           1,553,000      1,382,000
 Income taxable to S Corporation shareholders                 (454,000)           (165,000)      (890,000)
 Effect of change in tax status                                      -                   -        125,000
 Non deductible expenses                                       185,000                   -              -
 U.S. state income taxes, net of federal tax benefit             5,000                   -          8,000
 Excess income tax payable in foreign jurisdictions             78,000             245,000         11,000
                                                            ----------          ----------     ----------
                                                            $  351,000          $1,633,000     $  636,000
                                                            ==========          ==========     ==========

Undistributed earnings of the Company's Canadian subsidiaries amounted to approximately $5.7 million at September 30, 1998. Essentially all of those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes, net of foreign tax credits, and withholding taxes payable in Canada.

                     WESTOWER CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               September 30, 1998 and February 28, 1998 and 1997


NOTE 9 - INCOME TAXES  (Continued)


The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

                                                           September 30,       February 28,        February 28,
                                                               1998                1998               1997
                                                           -------------       -------------       -------------
Current
 Assets:
   Allowance for doubtful accounts                          $  (51,000)         $     -             $     -
 Liabilities:
   Deferred taxable income on uncompleted contracts            479,000           534,000             580,000
                                                            ----------          --------            --------
                                                            $  428,000          $534,000            $580,000
                                                            ==========          ========            ========

Noncurrent

 Liabilities:
   Depreciation, amortization and basis differences
     arising from acquisitions                              $2,626,000          $ 48,000            $ 27,000
   Amortization of debt discount                               322,000                -                   -
   Other                                                        14,000                -                   -
                                                            ----------          --------            --------
                                                            $2,962,000          $ 48,000            $ 27,000
                                                            ==========          ========            ========

NOTE 10 -  EARNINGS PER SHARE

The numerators and denominators of basic and fully diluted earnings per share are as follows:

                                                                (Unaudited)
                                            Seven Months        Seven Months
                                               Ended               Ended            Year Ended          Year Ended
                                            September 30,       September 30,       February 28,        February 28,
                                                1998                1997                1998                1997
                                            -------------       -------------       ------------        ------------
Numerator - Net income as reported           $1,229,000          $2,052,000          $2,936,000          $3,430,000
                                             ==========          ==========          ==========          ==========
Denominator - Weighted average number of
 shares outstanding
   Basic weighted average
     number of shares                         6,531,000           4,776,000           5,263,000           4,776,000
   Effect of dilutive stock
     options and warrants                     1,105,000                  -              331,000                  -
                                             ----------          ----------          ----------          -----------

     Diluted weighted average
       number of shares                       7,636,000           4,776,000           5,594,000           4,776,000
                                             ==========          ==========          ==========          ==========

At September 30, 1998, 342,000 weighted-average shares associated with the Convertible Debt discussed in Note 8 were excluded from the computation of diluted earnings per share for the Transition Period because their inclusion
would have had an anti-dilutive effect on earnings per share.   All other
potential common shares have been included in the diluted earnings per share calculation. All potential common shares were included in the calculation of diluted earnings per share for the years ended February 28, 1998 and 1997.

                    WESTTOWER CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               September 30, 1998 and February 28, 1998 and 1997


NOTE 11 - STOCKHOLDERS' EQUITY

Redeemable Preferred Stock

During the year ended February 28, 1998, the Company merged with WTC Holdings Ltd. and its wholly-owned subsidiary, Western Telecom Construction Ltd. (collectively, "Western Telecom"). The merger was accounted for as a pooling-of-interests and the February 28, 1997 financial statements have been restated to include the accounts of Western Telecom. In February 1994, Western Telecom issued 467 shares of Class A redeemable preferred stock. The preferred stock ranked in priority to common stock in the event of liquidation, dissolution or winding up of the affairs of Western Telecom. The shares also contain stated redemption values and rights to 5% noncumulative dividends when declared by the Board of Directors. There were no unpaid dividends at February 28, 1998 and 1997. The preferred stock has no voting rights.

The shares have been reflected at their total redemption price of $450,000 in the February 28, 1997 balance sheet. During the year ended February 28, 1998, the Company redeemed all outstanding shares.

Common Stock

The Company has a single class of $0.01 par value common stock. Authorized shares total 10 million, of which 2,580,000 have been registered on Form SB-2 with the Securities and Exchange Commission under the Securities Act of 1933. A total of 1,200,000 of the registered securities were sold in connection with an initial public offering on October 15, 1997. Proceeds from the offering totaled $7.5 million, net of $485,000 of underwriting costs.

As disclosed in Note 3, an additional 1,277,000 shares were issued in connection with various business combinations during the Transition Period and an additional 3,969,000 shares were issued in the fiscal year ended February 28, 1998. During the fiscal year ended February 28, 1998, a total of 7,000 shares were issued as stock awards to employees of the Company and acquired businesses as incentive to remain in the employ of the Company.

Stock Warrants

In connection with its initial public offering in October 1997, the Company issued stock warrants to purchase 1,380,000 shares of common stock of the Company with an exercise price of $9.00 per share. The warrants contained a provision whereby the Company could call for redemption of the warrants if the closing price of the Company's common stock equaled or exceeded $15.00 for ten consecutive days. During the Transition Period, 559,000 warrants to purchase 559,000 shares of common stock were tendered for exercise with aggregate proceeds of $4.79 million to the Company, net of commissions and related expenses of $243,000. On September 29, 1998, the Company exercised its right to call the remaining warrants, with a redemption date of October 30, 1998. Subsequent to September 30, 1998 and prior to the redemption date, 819,000 warrants were tendered for conversion with gross proceeds of $7.37 million, resulting in the cancellation of the remaining warrants which were not tendered.

                    WESTTOWER CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               September 30, 1998 and February 28, 1998 and 1997


NOTE 12 - STOCK OPTIONS

The Company has two stock option plans that provide for the granting of stock options to certain officers, employees, directors and consultants of the Company and its subsidiaries. These options generally vest over a period of three years from the date of grant (as determined by the Company's Compensation Committee) and have a maximum exercise term of ten years from the date of grant. The 1998 Stock Incentive Compensation Plan ("the 1998 Plan") is the only plan with stock option awards currently available for grant; a prior plan has stock options exercisable at September 30, 1998 to purchase up to 400,000 shares of common stock. The Company is authorized to grant options for up to ten percent of the issued shares of common stock under the 1998 Plan. A summary of awards granted under the plans and under other grants of stock options is as follows for the Transition Period and for the fiscal year ended February 28, 1998:

                                      Seven Months Ended                      Year Ended
                                      September 30, 1998                   February 28, 1998
                                  ----------------------------       -----------------------------
                                                   Weighted-                          Weighted-
                                  Number of         Average          Number of         Average
                                   Shares        Exercise Price       Shares        Exercise Price
                                  ---------      --------------      ---------      --------------
Options outstanding at
 beginning of year                 592,000          $  7.78                 -          $      -
Options granted                    121,500            18.63           592,000              7.78
Options exercised                   37,000             7.80                 -                 -
Options forfeited                        -                -                 -                 -
                                   -------             ----           -------              ----
Options outstanding at
 end of year                       676,500          $  9.87           592,000          $   7.78
                                   =======             ====           =======              ====
Options exercisable at
 end of year                       125,500          $  7.85           105,000          $   8.07
                                   =======             ====           =======              ====

A summary of stock options outstanding as of September 30, 1998 is as follows:

                               Number            Weighted-Average                            Number          Weighted-
     Range of                Outstanding at         Remaining          Weighted-         Exercisable at       Average
     Exercise                 September 30,        Contractual          Average           September 30,      Exercise
     Prices                       1998              Life             Exercise Price            1998            Price
--------------               ---------------     -------------       --------------      ---------------     ----------
$13.40 to 26.00                  137,000          4.8 years               $18.60                   -           $   -
  7.50 to  8.25                  525,000          3.6 years                 7.24              123,300            7.99
        1.00                       4,500          3.4 years                 1.00                1,500            1.00
         .01                      10,000          3.6 years                 0.01                  700            0.01

The Company applies the accounting provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations for its stock-based plans. Accordingly, costs for employee stock options or issuance of shares is measured as the excess, if any, of the fair value of the Company's common stock at the measurement date over the amount the employee must pay to acquire the stock. The cost is recognized ratably by the Company as compensation expense over the vesting period. The expense for the Transition Period and for the fiscal year ended February 28, 1998 was $35,000 and $21,000, respectively.

                     WESTOWER CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               September 30, 1998 and February 28, 1998 and 1997


NOTE 12 - STOCK OPTIONS (Continued)

The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which was effective as of January 1, 1996. The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions:

                             Seven Months
                                Ended             Year Ended
                             September 30,       February 28,
                                 1998                1998
                             -------------       -------------
Risk-free interest rate         4.75%                6.38%
Expected Life                   2.7 years            2.7 years
Expected volatility               70%                  29%
Expected dividend yield            0%                   0%

Had the Company elected to recognize compensation expense as provided for by SFAS No. 123, the Company's net income amounts on a pro forma basis for the Transition Period and the fiscal year ended February 28, 1998 would have been as follows:

                                       Seven Months
                                          Ended             Year Ended
                                       September 30,       February 28,
                                           1998                1998
                                       -------------       ------------
Pro forma net income adjusted           $838,000            $2,721,000
                                        ========            ==========

Pro forma basic earnings per share      $   0.13            $     0.52
                                        ========            ==========

Pro forma diluted earning per share     $   0.11            $     0.49
                                        ========            ==========

The weighted average fair values per share at the date of grant for options granted during the Transition Period and the year ended February 28, 1998 were as follows:

                                                                Seven Months
                                                                    Ended            Year Ended
                                                                September 30,       February 28,
                                                                    1998               1998
                                                                -------------       -------------
Options with exercise prices less than the fair value
 of the stock at the date of grant                                 19,100              39,500

   - weighted average fair value                                 $  12.00            $   6.00

Options with exercise prices equal to the fair value
 of the stock at the date of grant                                102,400             311,500

   - weighted average fair value                                 $   9.00            $   1.25

Options with exercise prices greater than the fair value
 of the stock at the date of grant                                      -             241,000

   - weighted average fair value                                        -            $    .50

                     WESTOWER CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               September 30, 1998 and February 28, 1998 and 1997


NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION


Supplemental cash flow information is as follows:


                                                 September 30,       February 28,   February 28,
                                                     1998                1998           1997
                                                 -------------       ------------   ------------

Cash paid for interest                            $  312,000          $  107,000        $80,000
Cash paid for income taxes                           280,000             177,000         77,000
Non-cash transactions                                                                        -
   Stock issuances for business acquisitions       8,100,000           1,184,000

NOTE 14 - RETIREMENT PLAN

The Company's subsidiary, Westower Communications Inc., adopted a defined contribution retirement plan, effective January 1, 1997. The plan contains certain participation criteria and allows for both employee and employer discretionary contributions. The total Company funded discretionary contribution for the fiscal years ended February 28, 1998 and 1997 was $52,000 and $46,000, respectively. There were no employer contributions during the Transition Period.

NOTE 15 - RELATED PARTY TRANSACTIONS

Advance to Related Parties

During the fiscal year ended February 28, 1998, the Company advanced $119,000 to a Canadian corporation owned by certain stockholders of Westower Corporation. Proceeds were used by the corporation to purchase facilities leased by two of the Company's subsidiaries. The advance was repaid during the Transition Period. The Company also advanced $77,000 to several stockholders during the fiscal year ended February 28, 1998 which was repaid during the Transition Period. At September 30, 1998, related party advances included $379,000 of unsecured non-interest bearing shareholder loans made by subsidiaries, prior to acquisition, during the Transition Period which are expected to be paid in full subsequent to September 30, 1998. At September 30, 1998, the Company had a $65,000 receivable from a former shareholder of an acquired S corporation. The acquired S corporation made a distribution to the shareholder, prior to the combination, in an amount to meet the shareholder's estimated tax obligation. Subsequent to the combination, it was determined that the tax liability was approximately $65,000 overestimated, and accordingly, a receivable for the excess distribution has been recorded. The Company expects to collect this amount in full subsequent to September 30, 1998.

Note Receivable

At September 30, 1998, the Company had a note receivable for $495,000, plus accrued interest of $17,000, from an organization with which it shares a common director. The note bears interest at 12% and is collateralized by warrants to purchase shares of the Company's common stock, and is due on demand.

Management Services and Accounts Payable

In prior years the Company received consulting services from Westower Consulting Ltd., a Canadian corporation owned by a stockholder of Westower Corporation. Charges for these services were $126,000 and $94,000 in the fiscal years ended February 28, 1998 and 1997, respectively. Included in trade accounts payable at February 28, 1998 is $39,000 due to Westower Consulting Ltd. Fees billed by related entities generally do not continue subsequent to acquisition by the Company as the related services are performed by employees and officers of the Company.

                     WESTOWER CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               September 30, 1998 and February 28, 1998 and 1997


Note 15 - Related Party Transactions (Continued)

Notes and Advances Payable to Related Parties

Notes and advances payable to related parties consist of the following:

                                                                September 30,  February 28,   February 28,
                                                                    1998          1998           1997
                                                                -------------  ------------   ------------
Current
 Unsecured advances and notes payable to stockholders
   and officers, paid in full during the Transition Period              -          871,000            -

 Unsecured advances payable to officers and
   stockholders, in Canadian dollars, with no
   stated interest rate and no specific
   repayment terms, paid in full during the
   Transition Period.                                                   -          173,000            -
 Unsecured advances payable to officers and
   stockholders, with no stated interest rate,
   and no specific repayment terms.                               228,000
 Unsecured notes payable to officers and stockholders,
   paid in full during the Transition Period.                           -        1,000,000      672,000
                                                                 --------       ----------     --------
                                                                 $228,000       $2,044,000     $672,000
                                                                 ========       ==========     ========

The advances shown in the table above at February 28, 1998 and 1997, respectively, were previously recorded as long-term and were repaid shortly after the end of the previous reporting periods. The current classification is consistent with actual events.

Facility Leases

Two subsidiaries acquired during the fiscal year ended February 28, 1998, 501053 B.C. Ltd. and National Tower Service Ltd., lease their operating facilities, on a month-to-month basis, from Canadian corporations owned by certain stockholders of Westower Corporation. Lease payments made during the Transition Period were $39,000 and there were no significant lease payments made to the stockholders during the fiscal year ended February 28, 1998.

NOTE 16 - COMMITMENTS AND CONTINGENCY

The Company leases operating facilities, office equipment and vehicles under noncancelable operating lease agreements. Future minimum lease payments are as follows:

          Year ending
          September 30:
         ---------------
              1999                                $  607,000
              2000                                   348,000
              2001                                   203,000
              2002                                    67,000
              2003                                    63,000
           Thereafter                                 52,000
                                                  ----------
              Total                               $1,340,000
                                                  ==========

Rent and lease expenses were $632,000, $259,000 and $224,000 for the Transition Period and for the fiscal years ended February 28, 1998 and 1997, respectively.

                     WESTOWER CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               September 30, 1998 and February 28, 1998 and 1997


NOTE 16 - COMMITMENTS AND CONTINGENCY (Continued)

Litigation

The Company is subject to lawsuits and other legal claims in the normal course of its operations. Management believes that the resolution of any such lawsuits and legal claims, if any, will not have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 17 - CREDIT RISK AND BUSINESS CONCENTRATIONS

Financial instruments that potentially subject the Company to concentrations of credit consist primarily of cash, cash equivalents and trade accounts receivable. The Company places its temporary cash investments with a major financial institution. At times, deposits with any one institution may exceed federally insured limits. The Company extends credit to customers based on evaluation of customer's financial condition and credit history. Collateral is generally not required. Customers include large Canadian and U.S. companies concentrated in the telecommunications industry.

Contract revenues from two customers accounted for 29% of revenues during the fiscal year ended February 28, 1998, and one customer accounted for 56% of revenues during the fiscal year ended February 28, 1997. Accounts receivable from two customers comprise 48% of accounts receivable at February 28, 1998 and one customer accounted for 39% of accounts receivable at February 28, 1997. There were no customers who accounted for greater than 10% of sales for the Transition Period and there were no customers with accounts receivable representing 10% or more of the total accounts receivable at September 30, 1998.

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

NOTE 18 - SEGMENT INFORMATION

The Company's operations are comprised of a number of communication tower construction entities that were recently acquired. While management assesses the operating results of each of these entities separately, as these entities and its existing operations exhibit similar financial performance and have similar economic characteristics, they have been aggregated as one segment.

The following table summarizes contract and other revenues and long-lived assets related to the respective countries in which the Company operates.

                                              September 30, 1998
                                  -------------------------------------------
                                    Total        United States      Canada
                                  -----------    -------------    -----------
Contract and Other Revenues        $31,944,000    $19,982,000      $11,962,000
Long-lived Assets                  $ 7,574,000    $ 3,729,000      $ 3,845,000


                                                February 28, 1998
                                  ------------------------------------------
                                    Total        United States     Canada
                                  -----------    -------------   -----------
Contract and Other Revenues        $41,662,000    $22,160,000     $19,502,000
Long-lived Assets                  $ 4,321,000    $ 1,196,000     $ 3,125,000

                     WESTOWER CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               September 30, 1998 and February 28, 1998 and 1997


NOTE 18 - SEGMENT INFORMATION (Continued)

                                            February 28, 1997
                                 ----------------------------------------
                                    Total      United States     Canada
                                 -----------   -------------   ----------
Contract and Other Revenues      $46,091,000     $39,177,000   $6,914,000
Long-lived Assets                $ 2,707,000     $ 1,000,000   $1,707,000

Long-lived assets are comprised of property, plant and equipment and excludes intangible assets.

NOTE 19 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of cash and cash equivalents, trade accounts receivable and payable, and other current liabilities approximate their carrying amounts. The fair values of advances to and from related parties approximate their fair value due to the short term nature of the instruments. The fair values of long-term debt, which are based on the present values of the underlying cash flows discounted at the Company's incremental borrowing rates, are as follows:

                             September 30,     February 28,     February 28,
                                 1998              1998             1997
                             -------------     ------------     ------------
       Long-term debt         $19,446,000        $794,000        $822,000

NOTE 20 - SUBSEQUENT EVENTS


On November 10, 1998 the Company completed the acquisition of Summit Communications, LLC ("Summit"), a Mississippi limited liability company which engages in operations similar to those of the Company. The merger was effected by exchanging 200,000 shares of common stock valued at approximately $4.1 million, based on the publicly traded price, $4.4 million in cash, and the assumption of certain liabilities, for all membership interests in Summit. The former members of Summit may also receive an additional 100,000 shares of common stock, based on certain performance criteria during the three years following the date of acquisition. The acquisition was accounted for using the purchase method for business combinations resulting in goodwill of approximately $6.8 million.

On October 30, 1998 the Company completed the acquisition of Teletronics Management Services, Inc. ("Teletronics"). The acquisition was effected by exchanging 188,000 shares of common stock valued at approximately $4 million, based on the publicly traded price, $1 million in cash, and the assumption of certain liabilities, including distributions payable to former shareholders in the amount of $800,000, for all outstanding shares of Teletronics. The acquisition was accounted for using the purchase method for business combinations resulting in goodwill of approximately $4.7 million.

The Company is currently in negotiations with certain tower construction companies concerning acquisition by Westower. The Company is also in negotiations with certain third parties concerning the acquisition of wireless communication towers, and with a financial institution to arrange financing for the wireless communication tower purchases, should the negotiations conclude successfully. None of the negotiations are finalized and there is no assurance that the Company will be successful in concluding these negotiations, or if the Company is successful, that the acquisitions will not be dilutive to existing shareholders.
                                      35

                                   PART III

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

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

    3.1   Articles of Incorporation.*

    3.2   Amended Bylaws, as in effect since August 20, 1998.*

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

    10.4 Credit Agreement, dated June 9, 1998, with BankBoston, N.A. and BankBoston Securities Inc.*

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

    21    Subsidiaries of the Company.*

    23.1  Consent of PricewaterhouseCoopers LLP. (Filed herewith.)

    23.2  Consent of Moss Adams LLP. (Filed herewith.)

    23.3  Consent of Lamn, Krielow, Dytrych & Darling. (Filed herewith.)

    27    Financial Data Schedule. (Filed herewith.)
-------------
*    Previously filed.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    WESTOWER CORPORATION


                                    By:  /s/ Peter Lucas
                                        ----------------------------------------
                                        Peter Lucas
                                        Chief Financial Officer,
                                        Secretary and Treasurer

Date:     February 9, 1999

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

3.1       Articles of Incorporation.*

3.2       Amended Bylaws, as in effect since August 20, 1998.*

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

10.4 Credit Agreement, dated June 9, 1998, with BankBoston, N.A. and BankBoston Securities Inc.*

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

21        Subsidiaries of the Company.*

23.1      Consent of PricewaterhouseCoopers LLP. (Filed herewith.)

23.2      Consent of Moss Adams LLP. (Filed herewith.)

23.3      Consent of Lamn, Krielow, Dytrych & Darling. (Filed herewith.)

27        Financial Data Schedule. (Filed herewith.)
-------------
*    Previously filed.