Form 10-Q
period 1998-12-31
WESTOWER CORP
filed 1999-02-16
CIK 1043274

WESTOWER CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                      Three Months ended December 31, 1998

                  As at December 31,1998 and September 30, 1998
                                      - 3 -

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


     [x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1998

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

  For the transition period from________________________to_____________________



                         COMMISSION FILE NUMBER 1-132963


                              WESTOWER CORPORATION
                (Name of registrant as specified in its charter)

                WASHINGTON                   1623                  91-1825860
        (State or jurisdiction of  (Primary Standard Industrial     (I.R.S.
                 Employer
Incorporation or Organization)     Classification Code Number)   Identification
                                                                       Number)


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

                                         8,267,000 as of January 31, 1999

                      WESTOWER CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                  As at December 31,1998 and September 30, 1998
              See accompanying notes to these financial statements



                                                       INDEX


PART I - FINANCIAL INFORMATION

          ITEM 1 - UNAUDITED CONDENSED CONSOLIDATED
          FINANCIAL STATMENTS
         Unaudited Condensed Consolidated Balance Sheets
         at December  31, 1998 and September 30, 1998 (audited)                                  3

         Unaudited Condensed Consolidated Statements of Income
         for the three-month period ended December  31, 1998 and 1997                            4

         Unaudited Condensed Consolidated Statement of  Stockholders' Equity
         for the three-month period ended December 31, 1998                                      5

         Unaudited Condensed Consolidated Statements of Cash Flows
          for the three-month period ended December  31, 1998 and 1997                           6

         Notes to the Unaudited Condensed Consolidated Financial Statements
         as of December  31, 1998 and 1997                                                       7



         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                       8

PART II - OTHER INFORMATION                                                                      11

         ITEM 1 - LEGAL PROCEEDINGS

         ITEM 2 - CHANGES IN SECURITIES

         ITEM 3 - DEFAULTS UPON SENIOR SECURITES

         ITEM 4  - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         ITEM 5 - OTHER INFORMATION

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         SIGNATURES



                                                                      (audited)
                                                                   December 31,      September 30,
                                                                       1998             1998
                                                                -----------------  ---------

CURRENT ASSETS
    Cash and cash equivalents                                   $       4,862,000  $     9,331,000
    Accounts receivable, net                                           20,729,000       13,289,000
    Costs and estimated earnings in excess of
       billings on uncompleted contracts                                3,697,000        5,078,000
    Inventory                                                           2,489,000        2,151,000
    Related party advances and receivables                                971,000          956,000
    Income tax receivable                                                 220,000         220,000
    Other current assets                                                2,908,000        1,203,000
                                                                -----------------  ---------------
          Total current assets                                         35,876,000       32,228,000
PROPERTY AND EQUIPMENT, net                                             9,230,000        7,574,000
INTANGIBLE ASSETS, net                                                                  19,721,000
OTHER ASSETS                                                           21,451,000        2,771,000
                                                                -----------------  ---------------
TOTAL ASSETS                                                    $               0  $    62,294,000
                                                                =================  ===============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Trade accounts payable                                      $       7,439,000  $     7,053,000
    Other current liabilities                                           1,389,000        2,810,000
    Billings in excess of costs and estimated
       earnings on uncompleted contracts                                  391,000        1,435,000
    Income taxes payable                                                2,350,000        2,116,000
    Deferred income taxes                                                 612,000          428,000
    Stockholder advances and notes payable to related parties           1,060,000          228,000
    Note payable                                                          582,000        1,089,000
    Current portion of long-term debt
       and capital lease obligations                                    1,819,000        2,419,000
                                                                -----------------  ---------------
          Total current liabilities                                    15,642,000       17,578,000
LONG-TERM DEBT AND CAPITAL LEASE
    OBLIGATIONS, excluding current portion                             38,117,000       14,991,000
DEFERRED INCOME TAXES                                                   2,944,000        2,962,000
                                                                -----------------  ---------------
          Total liabilities                                            56,703,000       35,531,000


COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
    Common stock ($.01 par value,  10,000,000 shares
    authorized,  8,254,000 and
    7,047,000  shares  issued
    and  outstanding  at  December
    31,  1998  and September 30, 1998
    respectively)
                                                                           83,000           70,000
    Additional paid-in-capital                                         37,769,000       22,610,000
    Accumulated other comprehensive income (loss)                        (641,000)        (581,000)
    Retained earnings                                                   5,455,000        4,664,000
                                                                -----------------  ---------------
          Total stockholders' equity                                   42,666,000       26,763,000
                                                                -----------------  ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $      99,369,000  $    62,294,000
                                                                =================  ===============

                      WESTOWER CORPORATION AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  Three Months ended December 31, 1998 and 1997
              See accompanying notes to these financial statements




                                                     1998                 1997
                                               ----------------    -----------

CONTRACT AND OTHER
REVENUES EARNED                                $     24,988,000    $      11,957,000

COSTS OF REVENUES EARNED                             18,144,000            8,756,000
 (exclusive of depreciation shown below)
    Gross profit                                      6,844,000            3,201,000

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                               4,258,000            1,720,000

DEPRECIATION AND AMORTIZATION                           589,000               71,000

MERGER RELATED EXPENSES                                  77,000             -
                                                        ----------------    -------

OPERATING INCOME                                      1,920,000            1,410,000

OTHER INCOME (EXPENSE)
    Other income (expense)                                    -               (8,000)
    Interest income                                      53,000               50,000
    Interest and financing expense                     (572,000)             (26,000)
                                               -----------------   ------------------
       Total other income (expense)                    (519,000)              16,000
                                               -----------------   -----------------

INCOME BEFORE PROVISION
FOR INCOME TAXES                                      1,401,000            1,426,000

PROVISION FOR INCOME TAXES                              610,000              500,000
                                               ----------------    -----------------

NET INCOME                                     $        791,000    $         926,000
                                               ================     ================

EARNINGS PER SHARE:

BASIC EARNINGS                                    $     0.10             $      0.16
                                                 ==========                    ======

DILUTED EARNINGS                                    $                    $
                                                    =========            ===========

                      WESTOWER CORPORATION AND SUBSIDIARIES
       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      Three Months ended December 31, 1998

                                                                                         Accumulated
                                                            Additional                     Other Com-        Com-
                                      Common Stock            Paid-in        Retained      prehensive     prehensive
                                   Shares       Amount        Capital        Earnings     Income (loss)         Income       Total
                                -----------  -----------   ------------- --------------- ---------------       --------     -------

BALANCE, September 30, 1998     7,047,000    $  70,000    $   22,610,000  $ 4,664,000     $ (581,000)                   $ 26,763,000
Net income                                                                    791,000                      $   791,000
Foreign currency translation
   adjustment                                                                                (60,000)          (60,000)
                                                                                                               --------
      Total comprehensive income                                                                              $ 731,000      731,000
                                                                                                               =========

Proceeds from warrants              819,000        9,000       7,282,000                                                   7,291,000
   exercised, net
Stock issuances for
   business acquisitions            388,000        4,000       7,857,000                                                   7,861,000
Stock compensation expense                                        20,000                                                      20,000

BALANCE, December 31,
   1998                           8,254,000  $    83,000   $  37,769,000 $     5,455,000 $   (641,000)                   $42,666,000
                                ===========  ===========   ============= =============== ==============                 ===========


                      WESTOWER CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                For Three Months ended December 31, 1998 and 1997





                                                          1998                1997
                                                   ----------------    -----------
CASH FROM OPERATING ACTIVITIES
    Net income                                     $        791,000    $         926,000
Adjustments to reconcile net income to
net cash from operating activities
    Depreciation and amortization                           589,000               71,000
    Gain on sale of assets                                        -             (125,000)
    Non-cash interest and financing expense                 117,000                    -
    Earnings from equity investment                         (33,000)                   -
    Stock compensation expense                               20,000
Changes in operating assets and liabilities,
net of effect of acquisitions
    Accounts receivable                                  (4,010,000)          (1,284,000)
    Costs and estimated earnings in excess of billings
       on uncompleted contracts                           1,381,000             (477,000)
    Inventory and other current assets                   (1,935,000)            (232,000)
    Trade accounts payable                                 (258,000)          (1,444,000)
    Billings in excess of costs and estimated earnings
       on uncompleted contracts                          (1,044,000)             780,000
    Other current liabilities                            (1,808,000)             663,000
    Current  and deferred income taxes                      400,000               96,000
                                                   ----------------    -----------------
    Net cash flows used in operating activities          (5,790,000)          (1,026,000)
                                                   -----------------   ------------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Cash paid for acquisitions, net of cash acquired     (6,252,000)            (311,000)
    Increase in other assets                            (18,736,000)                   -
    Purchases of property, plant and equipment             (689,000)            (525,000)
    Proceeds from sale of assets                                  -              302,000
                                                   ----------------    -----------------
    Net cash flows used in investing activities         (25,677,000)            (534,000)
                                                   -----------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from stock issuances, net                     7,291,000           7,514,000
    Proceeds from long-term debt                                  -              104,000
    Repayments to related parties                          (915,000)              (9,000)
    Advances to related parties                                   -             (196,000)
    Borrowings (repayments) on line of credit, net       (1,357,000)             115,000
    Proceeds from credit facility                        24,000,000                    -
    Repayments of long-term debt                         (1,983,000)            (326,000)
                                                   -----------------   ------------------
    Net cash flow from financing activities              27,036,000            7,202,000
                                                   ----------------    -----------------

EFFECT OF EXCHANGE RATES  ON CASH                           (38,000)            (169,000)
                                                   -----------------   ------------------

NET INCREASE (DECREASE) CASH EQUIVALENTS               (4,469,000)             5,473,000


CASH AND CASH EQUIVALENTS,
    beginning of period                                   9,331,000             1,748,000
                                                   ----------------    ------------------

CASH AND CASH EQUIVALENTS,
    end of period                                  $      4,862,000    $       7,221,000
                                                    ===============     ================

                      WESTOWER CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




Note 1 - Basis of Presentation

Westower Corporation ( the "Company") designs builds and maintains wireless communications transmitting and receiving facilities for providers of wireless communications services. The Company also owns and leases communications towers. The Company operates throughout the U.S. and Canada.

The unaudited condensed consolidated financial statements and notes thereto at December 31, 1998 and September 30, 1998 (audited), and for the three-month period ended December 31, 1998 and 1997, reflect the October 28, 1997 merger with Western Telecom Construction Ltd., an Alberta corporation, the May 29, 1998 merger with MJA Communications Corp., a Florida corporation, and the August 31, 1998 merger with Standby Services, Inc., a Texas corporation. All companies design, fabricate and construct wireless transmitting and receiving facilities and shelters for communications providers. The Company issued 835,000 shares of its common stock for all the common shares of Western Telecom Construction Ltd., 397,000 shares of its common stock for all of the common shares of MJA Communications Corp., and 544,000 shares of its common stock for all of the common shares of Standby Services, Inc. All of these mergers were accounted for as or similar to a pooling-of-interests. Accordingly, the unaudited condensed consolidated financial statements and notes thereto at December 31, 1998 and September 30, 1998 (audited), and for the three-month period ended December 31, 1998 and 1997, have been restated to include the results of these mergers.

On October 27, 1998, the Company changed its fiscal year-end from February 28 to September 30. The three-month period ended December 31, 1998 is the Company's first quarter in its fiscal year ended September 30, 1999. All prior information has been restated to conform with a September 30 year end.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with the instructions for Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures normally required by generally accepted accounting principles for complete financial statements or those normally reflected in the Company's Annual Report on Form 10-KSB. The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for interim periods. Results of interim periods are not necessarily indicative of the results to be expected for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the seven month Transition Period ended September 30, 1998 and the notes thereto included in the Company's Form 10-KSB.

Consolidation -- The consolidated financial statements include the accounts of the Company and its wholly owned domestic and Canadian subsidiaries. Investments in subsidiaries in which the Company exercises significant influence but which it does not control are accounted for using the equity method. Investment in a 60% owned affiliated company is accounted for on the equity basis of accounting. All material intercompany accounts and transactions have been eliminated in consolidation.

Foreign Currency Translation -- All asset and liability accounts of Canadian operations are translated into U.S. dollars at current exchange rates. Revenues and expenses are translated using the average exchange rate during the period. Foreign currency translation adjustments are reported as a component of comprehensive income and stockholders' equity in the consolidated balance sheet.

Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements. Examples of estimates subject to possible revision based upon the outcome of future events include costs and estimated earnings on uncompleted contracts, depreciation of property and equipment, accrued income tax liabilities, and purchase price allocations for acquisitions. Actual results could differ from those estimates.

Reclassification -- Certain prior year amounts have been reclassified to conform to the current year presentation and did not impact previously reported stockholders' equity or cash flow.

Note 2 - Inventory
Inventory is stated at the lower of cost and estimated net realizable value using the first-in, first-out method. Inventory consists of materials purchased for future construction not associated with specific jobs.



Note 3 - Property And Equipment Property and equipment consists of the following:

                                                            December 31,        September 30,
                                                                1998                1998

Buildings                                                      $  1,770,000       $  1,795,000
Vehicles                                                          3,316,000          2,540,000
Equipment                                                         2,134,000          1,580,000
Communications towers                                             1,908,000           1,401,000
Furniture and fixtures                                            1,053,000             943,000
Leasehold improvements                                              109,000              81,000
                                                          -----------------  ------------------
                                                                 10,290,000           8,340,000
Less accumulated depreciation                                    (1,849,000)         (1,562,000)
                                                          ------------------ -------------------
                                                                  8,441,000           6,778,000
Land                                                                789,000             796,000
                                                          -----------------  ------------------
                                                          $      9,230,000   $       7,574,000
                                                          ================   =================

Note  4 - Acquisitions

During the three months ended December 31, 1998, the Company consummated the following transactions which were accounted for by the purchase method of accounting, and accordingly, the operating results of the acquired entities have been included in the consolidated operating results since the date of acquisition.

On October  30,  1998 the  Company  completed  the  acquisition  of  Teletronics
Management Services, Inc. ("Teletronics"). The acquisition was effected by exchanging 188,000 shares of common stock valued at approximately $3.8 million, based on the publicly traded price, $1.8 million in cash, including distributions payable to former shareholders in the amount of $800,000, and the assumption of certain liabilities, for all outstanding shares of Teletronics. The acquisition was accounted for using the purchase method for business combinations resulting in goodwill of approximately $5.0 million.

On November 10, 1998 the Company completed the acquisition of Summit Communications, LLC ("Summit"), a Mississippi limited liability company which engages in operations similar to those of the Company. The merger was effected by exchanging 200,000 shares of common stock valued at approximately $4.1 million, based on the publicly traded price, $4.4 million in cash, and the assumption of certain liabilities, for all membership interests in Summit. The former members of Summit may also receive an additional 100,000 shares of common stock, based on certain performance criteria during the three years following the date of acquisition. The acquisition was accounted for using the purchase method for business combinations resulting in goodwill of approximately $8.0 million. Additional shares of common stock issued will be recorded as an adjustment of the purchase price and will increase recorded goodwill.

The following is a summary of all consideration exchanged for acquisitions that were accounted for as purchases:

                                                                Three Months
                                                                   Ended
                                                                December 31,
                                                                 1998
Shares issued                                                      388,000

Value of shares                                          $        7,861,000
Cash                                                              6,252,000
                                                          ------------------
       Total purchase price                              $       14,113,000
                                                           ================


The assets and liabilities of the acquired entities were recorded at their estimated fair market values at the dates of acquisition. The initial allocations of fair market values are preliminary and are subject to adjustments during the first year following the acquisition. The initial allocations were as follows:






                                                                December 31,
                                                                 1998
Non-compete agreements                                       $           136,000
Tangible assets                                                        4,739,000
Communications tower purchase contracts                                      -
Goodwill                                                              13,046,000
Liabilities assumed and deferred tax liabilities                     (3,808,000)
                                                                ----------------
       Total purchase price                                   $       14,113,000
                                                               =================

Included in the operating results for the three month period ended December 31, 1998 are revenues of $4,895,000 and operating income of $934,000 from the dates of acquisition.

Note 5 - Intangible Assets Intangible assets consist of the following:

                                                 December 31,     September 30,
                                                  1998                1998
Goodwill                                    $  27,085,000        $ 14,039,000
Communications tower purchase contracts         5,857,000           5,661,000
Non-compete agreements                            355,000             219,000
                                                --------  ------------------
                                               33,297,000          19,919,000
Less accumulated amortization                    (485,000)           (198,000)
                                                -------- -------------------

                                         $     32,812,000       $  19,721,000
                                               =======  ==================

Note 6 - Other Assets

Other assets consist of the following:

                                               December 31,        September 30,
                                                   1998                1998
Deposits on tower purchase contracts         $  17,236,000       $        -
Equity investment in joint venture                 755,000             217,000
Deposit on business purchase                       650,000            -
Other noncurrent assets, net                     2,810,000           2,554,000
                                                -----------  ------------------
                                            $   21,451,000        $  2,771,000
                                               ----------  ------------------

During the three months ended December 31, 1998, the Company paid $16.5 million as a deposit to acquire certain communications towers, subject to regulatory approval. Subsequent to December 31, 1998, the approval was received and the Company completed the acquisition of the communications towers. During the three months ended December 31, 1998, the Company paid $736,000 as a deposit to acquire additional towers. Equity investment in joint venture represents the Company's cash investment and the Company's equity earnings from this investment. Deposit on business purchase represents a deposit on a purchase of a business that the Company is currently negotiating. There can be no assurance that the Company will be successful in completing this negotiation, in which case the deposit is refundable.

Note 7 - Long -Term Debt

During the three months ended December 31, 1998, the Company borrowed $24 million under its credit facility with Bank Boston N.A. Interest was set for three months at approximately 5.5%.






Note 8 - Common Stock

On October 15, 1997, the Company issued 1,200,000 shares of common stock and 1,380,000 warrants to purchase common stock in a public offering. The Company received proceeds, net of costs, of $7,493,000 from its public offering. During the three months ended December 31, 1998, the Company received net proceeds of $7,291,000 on the exercise of 819,000 warrants, at $9.00 per share of common stock.

Note 9 - Earnings Per Share

The numerators and denominators of basic and fully diluted earnings per share are as follows:


                                               Three Months       Three Months
                                                    Ended             Ended
                                                December 31,      December 31,
                                                    1998              1997
Numerator - Net income as reported             $  791,000        $    926,000
                                               ===============  ================
Denominator - Weighted average number of shares
outstanding:
       Basic weighted average
          number of shares                      7,839,000         5,700,000
       Effect of dilutive stock
          options and warrants                    782,000           179,000
                                               ---------------  ----------------
          Diluted weighted average
              number of shares                  8,621,000         5,879,000
                                               ===============  ================

For the three months ended December 31, 1998, shares associated with convertible debt were excluded from the computation of diluted earnings per share because inclusion would have had an anti-dilutive effect on earnings per share All other potential common shares have been included in the diluted earnings per share calculation. All potential common shares were included in the calculation of diluted earnings per share for the three months ended December 31, 1997.

Note 10 - Segment Information

The Company's operations are comprised of a number of communication tower construction entities that were recently acquired. While management assesses the operating results of each of these entities separately, as these entities and its existing operations exhibit similar financial performance and have similar economic characteristics, they have been aggregated as one segment.



The following table summarizes contract and other revenues and long-lived assets related to the respective countries in which the Company operates.

                       As at and for the Three Months Ended December 31, 1998

                                        Total        United States       Canada
Contract and Other Revenues    $     24,988,000  $    19,079,000  $    5,909,000
Long-lived Assets              $      9,230,000  $     5,064,000  $    4,166,000









                         As at and for the Three Months Ended December 31, 1997
                                       Total        United States       Canada
Contract and Other Revenues    $     11,957,000  $     6,122,000  $   5,835,000
Long-lived Assets              $      2,707,000  $     1,001,000  $   1,706,000

Long-lived assets are comprised of property, plant and equipment and excludes intangible assets.

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



FORWARD-LOOKING STATEMENTS

Statements contained herein that are not historical facts are forward-looking statements ("forward-looking statements") within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created by those sections. Such forward-looking statements are necessarily estimates reflecting the best judgment of the Company's management based upon current information and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, those set forth in the Company's Annual Report on Form 10-KSB for the transition period ended September 30, 1998 and appearing from time to time in filings made by the Company with the Securities and Exchange Commission. These risks, uncertainties and other factors should not be construed as exhaustive and the Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

GENERAL AND COMPANY STRATEGY

Historically, Westower Corporation and its subsidiaries (the "Company") principally has been engaged in building towers for wireless carriers, who have traditionally owned and operated their own transmission tower assets. While the Company continues to provide infrastructure building and implementation services to wireless carriers, the Company's focus has been directed increasingly toward developing sources of recurring revenues, specifically building towers for its own account (build-to-suit), acquiring towers from carriers and other owners, maximizing revenues from existing towers, and entering into long-term maintenance contracts with other tower owners. The Company's focus on sources of recurring revenues is intended, in part, to capitalize on recent trends by several carriers who have begun to evaluate opportunities to outsource the ownership and operation of their wireless infrastructure either by selling their existing tower sites to independent third party tower owners and operators, who would then lease tower space back to the carriers, and/or entering into build-to-suit arrangements, whereby an independent third party builds, owns and leases towers to the wireless carriers, often with multiple tenants on any given tower. The Company believes that its historical competency of tower design and construction makes the Company one of the leading candidates for carrier outsourcing.

The Company believes owning towers and leasing tower space to wireless carriers and other users will provide more stable long-term recurring revenues. In addition to the Company's plan to pursue opportunities to acquire existing sites and towers from carriers seeking to outsource their wireless infrastructure, the Company believes that, at the present time, utilizing its infrastructure building and implementation resources to construct towers for its own account is a more cost-effective method of expanding its portfolio of owned towers. In the first fiscal quarter of the fiscal year ending September 30, 1999, the Company began focusing on opportunities to provide sources of recurring revenues. The Company's build-to-suit program offers a turnkey solution to wireless carriers and is designed to reduce carriers' capital expenditures and overhead associated with the traditional methods of acquiring and owning their wireless networks. As of February 12, 1999, 210 towers were under written or oral commitments from three wireless carriers. In addition to the towers subject to build-to-suit commitments, as of February 12, 1999, the Company owned or had contracts to acquire 145 towers. There can be no assurance that the Company will successfully enter into additional significant build-to-suit agreements with any wireless carrier or group of carriers or that it will be able to reach definitive agreements with the owners of towers not currently under written contract or develop the towers in a cost-effective manner, that implementation of its existing build-to-suit agreements will result in the Company's ownership of all of the towers originally contemplated by those agreements or that the Company will complete the development of any of the towers currently being developed for its own account. As the Company increasingly focuses its resources on tower ownership, revenues from third parties generated by its infrastructure building and implementation services operations are likely to decline. Management believes that the decline in revenues from its infrastructure building and implementation services operations will be offset over time by the recurring revenue stream expected from tower ownership, revenues from future tower acquisitions by the Company, revenues from towers the Company is currently developing and building for its own account and revenues from the towers the Company will develop and build for its own account in the future.

RESULTS OF OPERATIONS

The Company's revenues for the three-month period ended December 31, 1998 increased approximately 109% to $24,988,000 from $11,957,000 for the same three-month period in the previous year. Management believes the increase in revenues was primarily due to an increased rollout of wireless infrastructure building and implementation activities during the 1998 period and the results of business acquisitions completed after December 31, 1997 and accounted for as purchases.

Gross profit, excluding depreciation, for the three-month period ended December 31, 1998 increased approximately 114% to $6,844,000 from $3,201,000 for the same three-month period in the prior year. Gross profit as a percentage of revenue increased to 27.4% for the first three months of fiscal 1999 from 26.8% for the same three months of fiscal 1998. The increase in gross profit is primarily due to the increase in revenues coupled with a slightly improved margin.

Selling general and administrative expenses for the three-month period ended December 31, 1998 increased approximately 148% to $4,258,000 from $1,720,000 for the same three-month period in the prior year. As a percentage of revenues, selling general and administrative expenses increased to 17.0% in the first three months of fiscal 1999 compared to 14.4% in the same three months of fiscal 1998. The increase in selling general and administrative expenses is attributable to the increase in revenues that required additional management and administrative resources and an increase in staffing of the Company for the build-to-suit and tower leasing programs, both of which did not exist in the comparable period in the prior year.

Interest and financing expenses for the three-month period ended December 31, 1998 increased approximately 2100% to $572,000 from $26,000 for the same three-month period in the prior year. The increase is due to borrowings made, the proceeds of which have been used to acquire companies and towers (See " Liquidity and Capital Resources").

Income taxes for the three-month period ended December 31, 1998 increased approximately 22% to $610,000 from $500,000 for the same three-month period in the prior year. The Company's effective tax rate for the first quarter of fiscal 1999 was approximately 43% compared to 35% in the same quarter of fiscal 1998. The increase is primarily the result of non-deductible amortization expense of goodwill recognized in business combinations accounted for as purchases.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, the Company had cash of $4,862,000 a decrease from September 30, 1998, of $4,469,000. Working capital was $20,234,000.

The Company used $5,790,000 of cash in its operations during the three months ended December 31, 1998. Net income plus non-cash operating expenses was $1,484,000 and $7,274,000 is reflected in the changes in non-cash operating assets and liabilities. During the three months ended December 31, 1998, the Company used cash of $6,252,000, net of acquired cash, to acquire businesses, and $689,000 to purchase property and equipment.

In October 1997, the Company sold 1,200,000 Units in its initial public offering of securities and received net proceeds of approximately $7,493,000. Each unit consisted of one share of common stock and one warrant to purchase a share of common stock for $9.00 During the seven month transition period ended September 30, 1998, 559,000 warrants were exercised resulting in net proceeds of $4,788,000. During the three months ended December 31, 1998, nearly all of the remaining warrants were exercised resulting in net proceeds of $7,291,000.

In May 1998, the Company issued $15,000,000 principal amount of 7% subordinated convertible notes ("Subordinated Debt"). Net proceeds were $14,850,000. The notes are convertible into 599,000 shares of Common Stock at $25.03 per share until April 30, 2007. In connection with the Subordinated Debt, the Company granted warrants to purchase 40,000 shares of Common Stock at $23 per share until April 30, 2007. The Company has used the proceeds to purchase and build communications towers for lease to others, and to acquire other enterprises.

On October 30,  1998,  the Company  completed  the  acquisition  of  Teletronics
Management Services, Inc. ("Teletronics"). The acquisition was effected by exchanging 188,076 shares of common stock valued at approximately $3.8 million, $1.8 million in cash, including $800,000 in distributions payable to former shareholders, and the assumption of certain liabilities, for all outstanding shares of Teletronics. The acquisition was accounted for using the purchase method for business combinations, resulting in goodwill of approximately $5.0 million.

On October 22, 1998, the Company exercised its right to acquire certain communications towers for $9.2 million, subject to regulatory approval. During the three months ended December 31, 1998, the Company paid $736,000 towards the purchase price.

On November 10, 1998 the Company completed the acquisition of Summit Communications, LLC ("Summit"), a Mississippi limited liability company which engages in operations similar to those of the Company. The merger was effected by exchanging 200,000 shares of common stock valued at approximately $4.1 million, $4.4 million in cash, and the assumption of certain liabilities, for all membership interest in Summit. The former members of Summit may also receive an additional 100,000 shares of common stock, based on certain performance criteria during the three years following the date of acquisition. The acquisition was accounted for using the purchase method for business combinations, resulting in goodwill of approximately $8.0 million.

In December 1998, the Company paid $16.5 million as a deposit to acquire certain communications towers. Closing was subject to regulatory approval. In January 1999, approval was received and the Company completed the transaction. At December 31, 1998, the $16.5 million payment was included in "Other Assets" on the Company's balance sheet.

On June 9, 1998, the Company signed a credit agreement with BankBoston, N.A. whereby BankBoston, N.A. committed to providing $75,000,000 principal amount of senior secured revolving credit (the "Credit Facility"). The Credit Facility allows the Company to purchase or construct communications towers for use by third parties. The Company's ability to utilize the Credit Facility is determined by, among other criteria, its cash flows generated from operations and from tower leasing. During the three months ended December 31, 1998, the Company borrowed $24 million under the Credit Facility.

The Company's future cash requirements for fiscal 1999 and beyond will depend primarily upon the level of wireless infrastructure building and implementation undertaken by the Company, the level of working capital needed to generate the revenues associated with such business plan, and acquisition opportunities. The Company believes that revenues from operations and amounts available under the Credit Facility noted above and other capital resources available to the Company will be adequate to satisfy its working capital requirements at least through the next twelve months.

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

The Company is currently in negotiation with certain tower construction companies concerning acquisition by Westower. The Company is also in negotiation with certain third parties concerning the acquisition of wireless communication towers, and with a financial institution to arrange financing for the wireless communication tower purchases, should the negotiations conclude successfully. None of the negotiations are finalized and there is no assurance that the Company will be successful in concluding these negotiations or if the Company is successful, that the acquisitions will not be dilutive to existing shareholders.

YEAR 2000 COMPLIANCE

The Company is aware of the issues associated with the Year 2000 as it relates to information systems. In September 1998, independent consultants completed a review of the Company's software and hardware. Pursuant to recommendations made by the consultants, the Company replaced a few personal computers. The Company's total expenditure to date for the Year 2000 compliance is less that $50,000. The Year 2000 is not expected to have a material impact on the Company's current information systems because its current software is either already Year 2000 compliant or required changes are not expected to be significant. The Company has not conducted a survey of its customers or vendors to ascertain their Year 2000 readiness. Based on the nature of the Company's business, and the existence of alternate vendors, however, the Company anticipates that it is not likely to experience material business interruption due to the potential adverse impact of the Year 2000 on its vendors. As a result, the Company does not anticipate that incremental expenditures to address Year 2000 compliance will be material to the Company's liquidity, financial position or results of operations over the next few years.

ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Among other provision, SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 becomes effective for the Company beginning October 1, 1999. Management has not yet evaluated the effects that the adoption of SFAS No. 133 will have on its reported financial position or results of operations.

                                                PART II - OTHER INFORMATION

ITEM 1 -          LEGAL PROCEEDINGS
                  None

ITEM 2 - CHANGES IN SECURITES

                  During the three months ended December 31, 1998, the Company issued 200,000 shares of common stock as partial consideration for all of the membership interests in Summit, and 188,076 shares of common stock as partial consideration for all of the shares of Teletronics. In respect of both issuance, the Company relied on the exemption from registration as provided in Section 4(2) of the Securities Act of 1933, as amended.


ITEM 3 -          DEFAULTS UPON SENIOR SECURITES
                  None

ITEM 4 -          SUMBISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  None

ITEM 5 -          OTHER INFORMATION
                  None

ITEM 6 -          EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits.  The following exhibit is contained in
                                      this report.

                           27.      Financial Data Schedule

                  (b) Reports on Form 8-K. The following reports on Form 8-K were filed during the quarter ended December 31, 1998:

                           1. Form 8-K dated September 25, 1998 relating to Item 5 (Other Events) and Item 7 (Exhibits) relating to the acquisition of CNG Communications, Inc.

                           2.       Form 8-K dated  October 27, 1998 relating to
                                    Item  4   (Changes   in   the   Registrant's
                                    Certifying Accountant), Item 7 (Exhibits) and Item 8 (Change in Fiscal Year).

                           3.       Form 8-K dated  October 30, 1998 relating to
                                    Item 5 (Other Events) and Item 7 (Exhibits) relating to the acquisition of Teletronics Management Services, Inc.

                           4. Form 8-K/A (Amendment No. 1) dated August 31, 1998 relating to Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) containing audited financial statements of Standby Services, Inc. and pro forma financial information, and Form 8-K/A (Amendment No. 2) dated August 31, 1998 relating to Item 5 (Other Events) and Item 7 (Exhibits).

                           5. Form 8-K/A (Amendment No. 1) dated August 31, 1998 relating to Item 5 (Other Events) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) containing audited financial statements of CORD Communications, Inc. and pro forma financial information, and Form 8-K/A (Amendment No. 2) relating to Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) containing audited financial statements of CORD Communications, Inc. and pro forma financial information.

                           6.       Form 8-K dated November 10, 1998 relating to
                                    Item  2   (Acquisition   or  Disposition  of
                                    Assets)  and Item 7  (Financial  Statements,
                                    Pro   Forma   Financial    Information   and
                                    Exhibits),  relating to the  acquisition  of
                                    Summit Communications,  LLC , and Form 8-K/A
                                    (Amendment  No. 1) relating to Item 5 (Other
                                    Events)  and Item 7  (Financial  Statements,
                                    Pro   Forma   Financial    Information   and
                                    Exhibits)   containing   audited   financial
                                    statements of Summit Communications, LLC and pro forma financial information.



Signature:        ____________________________________________________________

Signature:        ____________________________________________________________

Signature:        ____________________________________________________________

Westower Corporation
Registrant

Date:             ____________________________________________________________