Form 10-Q/A
period 1998-12-31
WESTOWER CORP
filed 1999-02-24
CIK 1043274

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

         IEM 3 Quantitative and Qualitative disclosures about market risk                        n/a

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

         ITEM 5 - OTHER INFORMATION

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         SIGNATURES


                      WESTOWER CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                  As at December 31,1998 and September 30, 1998




                                                                      (audited)
                                                                   December 31,      September 30,
                                                                       1998             1998
                                                                  ----------------     ---------

CURRENT ASSETS
    Cash and cash equivalents                                   $       4,862,000  $     9,331,000
    Accounts receivable, net                                           20,729,000       13,289,000
    Costs and estimated earnings in excess of
       billings on uncompleted contracts                                3,697,000        5,078,000
    Inventory                                                           2,489,000        2,151,000
    Related party advances and receivables                                971,000          956,000
    Income tax receivable                                                 220,000         220,000
    Other current assets                                                2,908,000        1,203,000
                                                                -----------------  ---------------
          Total current assets                                         35,876,000       32,228,000
PROPERTY AND EQUIPMENT, net                                             9,230,000        7,574,000
INTANGIBLE ASSETS, net                                                 32,812,000       19,721,000
OTHER ASSETS                                                           21,451,000        2,771,000
                                                                -----------------  ---------------
TOTAL ASSETS                                                    $      99,369,000  $    62,294,000
                                                                =================  ===============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Trade accounts payable                                      $       7,439,000  $     7,053,000
    Other current liabilities                                           1,389,000        2,810,000
    Billings in excess of costs and estimated
       earnings on uncompleted contracts                                  391,000        1,435,000
    Income taxes payable                                                2,350,000        2,116,000
    Deferred income taxes                                                 612,000          428,000
    Stockholder advances and notes payable to related parties           1,060,000          228,000
    Note payable                                                          582,000        1,089,000
    Current portion of long-term debt
       and capital lease obligations                                    1,819,000        2,419,000
                                                                -----------------  ---------------
          Total current liabilities                                    15,642,000       17,578,000
LONG-TERM DEBT AND CAPITAL LEASE
    OBLIGATIONS, excluding current portion                             38,117,000       14,991,000
DEFERRED INCOME TAXES                                                   2,944,000        2,962,000
                                                                -----------------  ---------------
          Total liabilities                                            56,703,000       35,531,000


COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
    Common stock ($.01 par value,  10,000,000 shares
    authorized,  8,254,000 and
    7,047,000  shares  issued
    and  outstanding  at  December
    31,  1998  and September 30, 1998
    respectively)
                                                                           83,000           70,000
    Additional paid-in-capital                                         37,769,000       22,610,000
    Accumulated other comprehensive income (loss)                        (641,000)        (581,000)
    Retained earnings                                                   5,455,000        4,664,000
                                                                -----------------  ---------------
          Total stockholders' equity                                   42,666,000       26,763,000
                                                                -----------------  ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $      99,369,000  $    62,294,000
                                                                =================  ===============

              See accompanying notes to these financial statements

                      WESTOWER CORPORATION AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  Three Months ended December 31, 1998 and 1997





                                                     1998                 1997
                                               ----------------    -----------

CONTRACT AND OTHER
REVENUES EARNED                                $     24,988,000    $      11,957,000

COSTS OF REVENUES EARNED                             18,144,000            8,756,000
                                                   -------------          ----------
 (exclusive of depreciation shown below)
    Gross profit                                      6,844,000            3,201,000

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                               4,258,000            1,720,000

DEPRECIATION AND AMORTIZATION                           589,000               71,000

MERGER RELATED EXPENSES                                  77,000             -
                                                        -------             --------

OPERATING INCOME                                      1,920,000            1,410,000

OTHER INCOME (EXPENSE)
    Other income (expense)                                    -               (8,000)
    Interest income                                      53,000               50,000
    Interest and financing expense                     (572,000)             (26,000)
                                                       ---------            ---------
       Total other income (expense)                    (519,000)              16,000
                                                       ---------            ---------

INCOME BEFORE PROVISION
FOR INCOME TAXES                                      1,401,000            1,426,000

PROVISION FOR INCOME TAXES                              610,000              500,000
                                               ----------------    -----------------

NET INCOME                                     $        791,000    $         926,000
                                               ================     ================

EARNINGS PER SHARE:

BASIC EARNINGS                                    $     0.10             $      0.16
                                                 ==========                    ======

DILUTED EARNINGS                                  $     .09               $     0.15
                                                     ======               ===========

              See accompanying notes to these financial statements

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

              See accompanying notes to these financial statements

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
                                                    ===============     ================

              See accompanying notes to these financial statements

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

The following is a summary of all consideration exchanged for acquisitions that were accounted for as purchases:

                                                                Three Months
                                                                   Ended
                                                                December 31,
                                                                    1998
                                                            ________________


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
                                                           ================


The assets and liabilities of the acquired entities were recorded at their estimated fair market values at the dates of acquisition. The initial allocations of fair market values are preliminary and are subject to adjustments during the first year following the acquisition. The initial allocations were as follows:






                                                                December 31,
                                                                    1998
                                                                 ----------
Non-compete agreements                                       $     136,000
Tangible assets                                                  4,739,000
Goodwill                                                        13,046,000
Liabilities assumed and deferred tax liabilities                (3,808,000)
                                                              -------------
       Total purchase price                                  $  14,113,000
                                                              =============

Included in the operating results for the three month period ended December 31, 1998 are revenues of $4,895,000 and operating income of $934,000 from the dates of acquisition.

Note 5 - Intangible Assets



Intangible assets consist of the following:

                                                 December 31,     September 30,
                                                    1998              1998
                                             _________________________________

Goodwill                                    $  27,085,000        $ 14,039,000
Communications tower purchase contracts         5,857,000           5,661,000
Non-compete agreements                            355,000             219,000
                                                --------          -----------
                                               33,297,000          19,919,000
Less accumulated amortization                    (485,000)           (198,000)
                                                --------         ------------

                                         $     32,812,000       $  19,721,000
                                               =======             ==========

Note 6 - Other Assets

Other assets consist of the following:

                                               December 31,        September 30,
                                                   1998                1998
                                               ____________        ____________

Deposits on tower purchase contracts         $  17,236,000       $        -
Equity investment in joint venture                 755,000             217,000
Deposit on business purchase                       650,000               -
Other noncurrent assets, net                     2,810,000           2,554,000
                                                -----------     --------------
                                            $   21,451,000        $  2,771,000
                                               ----------       --------------

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

Note 9 - Earnings Per Share

The numerators and denominators of basic and fully diluted earnings per share are as follows:


                                               Three Months       Three Months
                                                    Ended             Ended
                                                December 31,      December 31,
                                                     1998              1997
                                                 ___________     _____________


Numerator - Net income as reported             $  791,000        $    926,000
                                               ===============  ================
Denominator - Weighted average number
of shares outstanding:
       Basic weighted average
          number of shares                      7,839,000         5,906,000
       Effect of dilutive stock
          options and warrants                    782,000           129,000
                                               ---------------  ----------------
          Diluted weighted average
              number of shares                  8,621,000         6,035,000
                                               ===============  ================

For the three months ended December 31, 1998, shares associated with convertible debt were excluded from the computation of diluted earnings per share because inclusion would have had an anti-dilutive effect on earnings per share. All other potential common shares have been included in the diluted earnings per share calculation. All potential common shares were included in the calculation of diluted earnings per share for the three months ended December 31, 1997.

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

             As at and for the Three Months Ended December 31, 1998
              ________________________________________________

                                        Total        United States       Canada
Contract and Other Revenues    $     24,988,000  $    19,079,000  $    5,909,000
Long-lived Assets              $      9,230,000  $     5,064,000  $    4,166,000









             As at and for the Three Months Ended December 31, 1997
          ___________________________________________________________

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