Form 10-Q
period 1999-03-31
WESTOWER CORP
filed 1999-05-24
CIK 1043274

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended MARCH 31, 1999

[  ]      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

          For the transition period from ___________ to ____________



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


                                YES /X/  No /  /


                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes common equity, as of the latest practicable date:

                        8,529,514 AS OF  MAY  13, 1999

                                     INDEX


PART I - FINANCIAL INFORMATION

     ITEM 1 - UNAUDITED CONDENSED CONSOLIDATED
     FINANCIAL STATMENTS
     Condensed Consolidated Balance Sheets
     at March 31, 1999 (unaudited) and September 30, 1998                    3

     Unaudited Condensed Consolidated Statements of Income
     for the three and six month periods ended March 31, 1999 and 1998       4

     Unaudited Condensed Consolidated Statement of  Stockholders' Equity
     for the six month periods ended March 31, 1999                          5

     Unaudited Condensed Consolidated Statements of Cash Flows
     for the six month periods ended March 31, 1999 and 1998                 6

     Notes to Unaudited Condensed Consolidated Financial Statements          7

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                       12

     ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
       ABOUT MARKET RISK                                                    16

PART II - OTHER INFORMATION

     ITEM 1 - LEGAL PROCEEDINGS

     ITEM 2 - CHANGES IN SECURITIES

     ITEM 3 - DEFAULTS UPON SENIOR SECURITES

     ITEM 4  - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     ITEM 5 - OTHER INFORMATION

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     SIGNATURES

                     WESTOWER CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   At March 31, 1999 and September 30, 1998

                                    ASSETS


                                                                March 31,    September 30,
                                                                  1999           1998
                                                             -------------   -------------
CURRENT ASSETS                                                 (unaudited)
 Cash and cash equivalents                                    $  9,246,000     $ 9,331,000
 Accounts receivable, net                                       16,711,000      13,289,000
 Costs and estimated earnings in excess of
   billings on uncompleted contracts                             4,263,000       5,078,000
 Inventory                                                       2,920,000       2,151,000
 Related party advances and receivables                          1,579,000         956,000
 Income tax receivable                                             220,000         220,000
 Other current assets                                            1,908,000       1,203,000
                                                             -------------   -------------
     Total current assets                                       36,847,000      32,228,000
PROPERTY AND EQUIPMENT, net                                     30,529,000       7,574,000
INTANGIBLE ASSETS, net                                          33,739,000      19,721,000
OTHER ASSETS                                                     5,547,000       2,771,000
                                                             -------------   -------------
TOTAL ASSETS                                                  $106,662,000     $62,294,000
                                                             =============   =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Trade accounts payable                                       $  4,909,000     $ 7,053,000
 Other current liabilities                                       1,366,000       2,810,000
 Billings in excess of costs and
  estimated
   earnings on uncompleted contracts                             1,112,000       1,435,000
 Income taxes payable                                            2,690,000       2,116,000
 Deferred income taxes                                             370,000         428,000
 Stockholder advances and notes payable to related parties         254,000         228,000
 Note payable                                                       68,000       1,089,000
 Current portion of long-term debt
   and capital lease obligations                                 1,630,000       2,419,000
                                                             -------------   -------------
     Total current liabilities                                  12,399,000      17,578,000
LONG-TERM DEBT AND CAPITAL LEASE
    OBLIGATIONS, excluding current portion                      46,437,000      14,991,000
DEFERRED INCOME TAXES                                            2,926,000       2,962,000
                                                             -------------   -------------
     Total liabilities                                          61,762,000      35,531,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
 Common stock ($.01 par value,
  25,000,000 and 10,000,000 shares
  authorized, 8,435,000 and 7,047,000
  shares issued and outstanding, at
  March 31, 1999 and September 30, 1998,
   respectively)                                                    84,000          70,000
 Additional paid-in-capital                                     39,488,000      22,610,000
 Accumulated other comprehensive income (loss)                    (482,000)       (581,000)
 Retained earnings                                               5,810,000       4,664,000
                                                             -------------   -------------
     Total stockholders' equity                                 44,900,000      26,763,000
                                                             -------------   -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $106,662,000     $62,294,000
                                                              ============   =============

             See accompanying notes to these financial statements

                     WESTOWER CORPORATION AND SUBSIDIARIES
             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              Three and Six Months ended March 31, 1999 and 1998


                                                      Three Months          Three Months        Six Months          Six Months
                                                         Ended                 Ended              Ended               Ended
                                                     March 31, 1999        March 31, 1998     March 31, 1999      March 31, 1998
                                                     --------------        --------------   ------------------   -----------------
CONTRACT AND OTHER
REVENUES EARNED                                   $      18,319,000          $ 11,401,000          $43,271,000         $23,358,000

COSTS OF REVENUES EARNED                                 12,586,000             8,294,000           30,730,000          17,050,000
 (exclusive of depreciation shown below)             --------------        --------------   ------------------   -----------------
 Gross profit                                             5,733,000             3,107,000           12,541,000           6,308,000

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                                   3,999,000             1,467,000            8,257,000           3,187,000

DEPRECIATION AND AMORTIZATION                               870,000               190,000            1,459,000             261,000

MERGER RELATED EXPENSES                                                                                 77,000
                                                     --------------        --------------   ------------------   -----------------

OPERATING INCOME                                            864,000             1,450,000            2,748,000           2,860,000

OTHER INCOME (EXPENSE)
 Other income (expense)                                     237,000               122,000              273,000             116,000
 Interest income                                             78,000                64,000              131,000             112,000
 Interest and financing expense                            (551,000)              (46,000)          (1,123,000)            (72,000)
                                                     --------------        --------------   ------------------   -----------------
   Total other income (expense)                            (236,000)              140,000             (719,000)            156,000
                                                     --------------        --------------   ------------------   -----------------

INCOME BEFORE PROVISION
FOR INCOME TAXES                                            628,000             1,590,000            2,029,000           3,016,000

PROVISION FOR INCOME TAXES                                  273,000               557,000              883,000           1,057,000
                                                     --------------        --------------   ------------------   -----------------

NET INCOME                                        $         355,000          $  1,033,000          $ 1,146,000         $ 1,959,000
                                                     ==============        ==============   ===================  =================

EARNINGS PER SHARE:

BASIC EARNINGS                                             $0.04                  $0.17                $0.14             $0.33
                                                           =====                  =====                =====             =====

DILUTED EARNINGS                                           $0.04                  $0.15                $0.13             $0.29
                                                           =====                  =====                =====             =====


             See accompanying notes to these financial statements

                     WESTOWER CORPORATION AND SUBSIDIARIES
      UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        Six Months ended March 31, 1999

                                                                             Accumulated
                                 Common Stock       Additional               Other Com-        Com-
                              -------------------    Paid-in     Retained    prehensive     prehensive
                                Shares     Amount     Capital    Earnings    Income (loss)    Income      Total
                              ---------  --------  -----------  ----------  --------------  ----------  -----------
BALANCE, September 30, 1998   7,047,000  $ 70,000  $22,610,000  $4,664,000  $     (581,000)             $26,763,000
Net income                                                       1,146,000                  $1,146,000
Foreign currency translation
 adjustment                                                                         99,000      99,000
                                                                                            ----------
   Total comprehensive income                                                               $1,245,000    1,245,000
                                                                                            ==========

Proceeds from warrants and
 options exercised, net         985,000    10,000    8,558,000                                            8,568,000
Stock issuances for
 business acquisitions          403,000     4,000    8,280,000                                            8,284,000
Stock compensation expense                              40,000                                               40,000
                              ---------  --------  -----------  ----------  --------------              -----------
BALANCE, March 31, 1999       8,435,000  $ 84,000  $39,488,000  $5,810,000  $     (482,000)             $44,900,000
                              =========  ========  ===========  ==========  =============               ===========

             See accompanying notes to these financial statements

                     WESTOWER CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTOF CASH FLOWS
                 For Six Months ended March 31, 1999 and 1998

                                                            1999             1998
                                                    ------------   --------------
CASH FROM OPERATING ACTIVITIES
 Net income                                       $    1,146,000     $  1,959,000
Adjustments to reconcile net income
 to net cash from operating activities
 Depreciation and amortization                         1,459,000          261,000
 Gain on sale of assets                                                  (125,000)
 Non-cash interest and financing expense                 239,000
 Earnings from equity investment                        (225,000)
 Stock compensation expense                               40,000           35,000
Changes in operating assets and
 liabilities, net of effect of acquisitions
 Accounts receivable                                     186,000          859,000
 Costs and estimated earnings in
  excess of billings
   on uncompleted contracts                              815,000         (962,000)
 Inventory and other current assets                   (1,316,000)        (460,000)
 Other assets                                                             335,000
 Trade accounts payable                               (2,818,000)        (348,000)
 Billings in excess of costs and
  estimated earnings
   on uncompleted contracts                             (323,000)         587,000
 Other current liabilities                            (1,782,000)         146,000
 Current  and deferred income taxes                      480,000        1,619,000
                                                    ------------   --------------
 Net cash flows (used in) provided
 by operating activities                              (2,099,000)       3,906,000
                                                    ------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Cash paid for acquisitions, net of cash acquired     (6,583,000)      (1,474,000)
 Increase in other assets                             (3,225,000)
 Purchases of property and equipment                 (22,658,000)      (1,192,000)
 Proceeds from sale of assets                                             302,000
                                                    ------------   --------------
 Net cash flows used in  investing activities        (32,466,000)      (2,364,000)
                                                    ------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from stock issuances, net                    7,574,000        7,493,000
 Proceeds from long-term debt                            807,000          837,000
 Repayments to related parties                        (1,980,000)      (1,101,000)
 Repayments from (advances to) related parties           526,000         (637,000)
 Borrowings (repayments) on line of credit, net       (1,871,000)        (404,000)
 Proceeds from credit facility                        31,500,000
 Distributions to stockholders of
   acquired subsidiaries prior to acquisition                          (2,738,000)
 Repayments of long-term debt                         (2,086,000)        (325,000)
                                                    ------------   --------------
 Net cash flow from financing activities              34,470,000        3,125,000
                                                    ------------   --------------
EFFECT OF EXCHANGE RATES                                  10,000           (6,000)
                                                    ------------   --------------
NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS                                (85,000)       4,661,000
CASH AND CASH EQUIVALENTS,
 beginning of period                                   9,331,000        1,748,000
                                                    ------------   --------------
CASH AND CASH EQUIVALENTS,
 end of period                                      $  9,246,000     $  6,409,000
                                                    ============   ==============

             See accompanying notes to these financial statements

                     WESTOWER CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - BASIS OF PRESENTATION

Westower Corporation ( the "Company") designs, builds and maintains wireless communications transmitting and receiving facilities for providers of wireless communications services. The Company also owns and leases communications towers. The Company operates throughout the U.S. and Canada.

The unaudited condensed consolidated financial statements and notes thereto at March 31, 1999 and September 30, 1998 (audited), and for the three and six months ended March 31, 1999 and 1998, reflect the October 28, 1997 merger with Western Telecom Construction Ltd., an Alberta corporation, the May 29, 1998 merger with MJA Communications Corp., a Florida corporation, and the August 31, 1998 merger with Standby Services, Inc., a Texas corporation. All companies design, fabricate and construct wireless transmitting and receiving facilities and shelters for communications providers. The Company issued 835,000 shares of its common stock for all the common shares of Western Telecom Construction Ltd., 397,000 shares of its common stock for all of the common shares of MJA Communications Corp., and 544,000 shares of its common stock for all of the common shares of Standby Services, Inc. All of these mergers were accounted for as or similar to a pooling-of-interests.

On October 27, 1998, the Company changed its fiscal year-end from February 28 to September 30. All prior information has been restated to conform with a September 30 year end.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with the instructions for Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures normally required by generally accepted accounting principles for complete financial statements or those normally reflected in the Company's Annual Report on Form 10-KSB. The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for interim periods. Results of interim periods are not necessarily indicative of the results to be expected for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the seven-month Transition Period ended September 30, 1998 and the notes thereto included in the Company's Form 10-KSB.

CONSOLIDATION -- The consolidated financial statements include the accounts of the Company and its wholly owned domestic and Canadian subsidiaries.
Investments in subsidiaries in which the Company exercises significant influence but which it does not control are accounted for using the equity method. Investment in a 60% owned affiliated company is accounted for on the equity method of accounting. The Company's equity earnings from this investment during the three and six months ended March 31, 1999 were $189,000 and $225,000, respectively, which has been included in other income. All material intercompany accounts and transactions have been eliminated in consolidation.

FOREIGN CURRENCY TRANSLATION -- All asset and liability accounts of Canadian operations are translated into U.S. dollars at current exchange rates. Revenues and expenses are translated using the average exchange rate during the period. Foreign currency translation adjustments are reported as a component of comprehensive income and stockholders' equity in the consolidated balance sheet. Exchange gains and losses from foreign currency transactions are included in income currently.

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

                     WESTOWER CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 -  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                   March 31,    September 30,
                                                      1999           1998
                                                  ------------  --------------
Buildings                                         $ 1,806,000     $ 1,795,000
Vehicles                                            3,796,000       2,540,000
Equipment                                           2,361,000       1,580,000
Communications towers                              20,174,000       1,401,000
Furniture and fixtures                              1,668,000         943,000
Leasehold improvements                                150,000          81,000
Construction in progress                            1,616,000
                                                  -----------     -----------
                                                   31,571,000       8,340,000
Less accumulated depreciation and amortization     (2,358,000)     (1,562,000)
                                                  -----------     -----------
                                                   29,213,000       6,778,000
Land                                                1,316,000         796,000
                                                  -----------     -----------
                                                  $30,529,000     $ 7,574,000
                                                  ===========     ===========

In February 1999, the Company completed the acquisition of certain communications towers under contract in December 1998, at an aggregate cost of approximately $17 million.

NOTE  4 - ACQUISITIONS

During the six months ended March 31, 1999, the Company consummated the following transactions which were accounted for under the purchase method of accounting, and accordingly, the operating results of the acquired entities have been included in the consolidated operating results since the date of acquisition.

On October 30, 1998 the Company completed the acquisition of Teletronics Management Services, Inc. ("Teletronics"). The acquisition was effected by exchanging aproximately 188,000 shares of common stock valued at approximately $3.8 million, based on the publicly traded price, $1.8 million in cash, including distributions payable to former shareholders in the amount of $800,000, and the assumption of certain liabilities, for all outstanding shares of Teletronics. The acquisition was accounted for using the purchase method for business combinations resulting in goodwill of approximately $5.0 million.

On November 10, 1998 the Company completed the acquisition of Summit Communications, LLC ("Summit"), a Mississippi limited liability company which engages in operations similar to those of the Company. The acquisition was effected by exchanging approximately 200,000 shares of common stock valued at approximately $4.1 million, based on the publicly traded price, $4.4 million in cash, and the assumption of certain liabilities, for all membership interests in Summit. The former members of Summit may also receive an additional 100,000 shares of common stock, based on certain performance criteria during the three years following the date of acquisition. The acquisition was accounted for using the purchase method for business combinations resulting in goodwill of approximately $8.0 million.

On February 4, 1999 the Company completed the acquisition of Cypress Real Estate Services, Inc. ("Cypress"), a Florida corporation. The acquisition was effected by exchanging approximately 15,000 shares of common stock valued at approximately $424,000, based on the publicly traded price, for all outstanding shares of Cypress. The former shareholder of Cypress may also receive additional shares of common stock, based on the number of towers, not to exceed 1,000 towers, acquired or constructed by the Company, subject to certain limitations and restrictions. The acquisition was accounted for using the purchase method for business combinations with substantially all of the purchase price allocated to goodwill.

On February 26, 1999 the Company completed the acquisition of Telecommunications
R. David ("R. David"), a Quebec, Canada company which engages in operations similar to those of the Company. The acquisition was effected by exchanging approximately $330,000 in cash, and the assumption of certain liabilities, for all outstanding shares of R. David. The acquisition was accounted for using the purchase method for business combinations resulting in goodwill of approximately $350,000.

                     WESTOWER CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


The following is a summary of all consideration exchanged for acquisitions that were accounted for as purchases:

                                   Six Months
                                     Ended
                                   March 31,
                                     1999
                                  -----------
Shares issued                         403,000
Value of shares                   $ 8,284,000
Cash                                6,583,000
                                  -----------
 Total purchase price             $14,867,000
                                  ===========

The assets and liabilities of the acquired entities were recorded at their estimated fair market values at the dates of acquisition. The initial allocations of fair market values are preliminary and are subject to adjustments during the first year following the acquisition. The initial allocations were as follows:
                                                             March 31,
                                                               1999
                                                          -----------
Non-compete agreements                                    $   136,000
Tangible assets                                             5,084,000
Goodwill                                                   13,825,000
Liabilities assumed and deferred tax liabilities           (4,178,000)
                                                          -----------
 Total purchase price                                     $14,867,000
                                                          ===========

Included in the operating results for the three and six months ended March 31, 1999 are revenues of $4,384,000 and $9,279,000, respectively, and operating income of $426,000 and $1,360,000, respectively, from the dates of acquisition. Goodwill is generally amortized over a 20 year period.

NOTE 5 - INTANGIBLE ASSETS
Intangible assets consist of the following:
                                                March 31,    September 30,
                                                      1999            1998
                                               -----------     -----------
Goodwill                                       $27,864,000     $14,039,000
Communications tower purchase contract           6,381,000       5,661,000
Non-compete agreements                             355,000         219,000
                                               -----------     -----------
                                                34,600,000      19,919,000
Less accumulated amortization                     (861,000)       (198,000)
                                               -----------     -----------
                                               $33,739,000     $19,721,000
                                               ===========     ===========

During May 1999, the company completed the acquisition of certain wireless communications towers under contract at an aggregate cost of $9.2 million, which is in addition to the amount ascribed in the contract above.

NOTE 6 - OTHER ASSETS

Other assets consist of the following:

                                          March 31,   September 30,
                                                1999           1998
                                          ----------  -------------
Deposits on tower purchase contracts      $  781,000     $        -
Equity investment in joint venture         1,210,000        217,000
Deposit on business purchase                 662,000              -
Other noncurrent assets, net               2,894,000      2,554,000
                                          ----------  -------------
                                          $5,547,000     $2,771,000
                                          ----------  -------------

                     WESTOWER CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


During the six months ended March 31, 1999, the Company paid $781,000 as a deposit to acquire additional towers. Equity investment in joint venture represents the Company's cash investment and the Company's equity earnings from this investment. Deposits on business purchases represent deposits on purchases of businesses that the Company is currently negotiating. There can be no assurance that the Company will be successful in completing these negotiations, in which case the deposits are refundable.

NOTE 7 - LONG -TERM DEBT

During the six months ended March 31, 1999, the Company borrowed an aggregate $31.5 million under its credit facility with Bank Boston N.A. As of March 31, 1999, the effective interest rate on borrowings under the facility was approximately 7.5%.



NOTE 8 - COMMON STOCK

On October 15, 1997, the Company issued 1,200,000 shares of common stock and 1,380,000 warrants to purchase common stock in a public offering. The Company received proceeds, net of costs, of $7,493,000 from its public offering. During the six months ended March 31, 1999, the Company received net proceeds of $7,291,000 on the exercise of 819,000 warrants, at $9.00 per share of common stock. In addition to the warrants noted above, during the six months ended March 31, 1999, the Company's underwriters exercised warrants, issued in connection with the Company's initial public offering, resulting in the Company receiving $996,000 on the exercise of warrants to purchase 111,000 shares of common stock at $9 per share. At March 31, 1999, the Company has a receivable from the underwriters of $996,000 included in related party advances and receivables for which the Company received cash proceeds in April and May 1999. At March 31, 1999, there were unexercised warrants to purchase approximately 130,000 shares of common stock held by underwriters.

NOTE 9 - EARNINGS PER SHARE

The numerators and denominators of basic and fully diluted earnings per share are as follows:


                                            Three Months  Three Months  Six Months  Six Months
                                               Ended         Ended        Ended       Ended
                                             March 31,     March 31,    March 31,   March 31,
                                                1999          1998         1999        1998
                                            ------------  ------------  ----------  ----------
Numerator - Net income as reported            $  355,000    $1,033,000  $1,146,000  $1,959,000
                                              ==========    ==========  ==========  ==========
Denominator - Weighted average number of
 shares outstanding:
   Basic weighted average
     number of shares                          8,343,000     6,110,000   8,088,000   5,980,000
   Effect of dilutive stock
     options and warrants                        491,000       958,000     599,000     873,000
                                              ----------    ----------  ----------  ----------
     Diluted weighted average
       number of shares                        8,834,000     7,068,000   8,687,000   6,853,000
                                              ==========    ==========  ==========  ==========

For the three and six months ended March 31, 1999 and 1998, shares associated with convertible debt were excluded from the computation of diluted earnings per share because inclusion would have had an anti-dilutive effect on earnings per share. All other potential common shares have been included in the diluted earnings per share calculation. All potential common shares were included in the calculation of diluted earnings per share for the three and six months ended March 31, 1998.

                     WESTOWER CORPORATION AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

                                                     As at and for the Six Months Ended March 31, 1999
                                                     -------------------------------------------------
                                                          Total        United States        Canada
                                                     ---------------  ----------------  --------------
Contract and Other Revenues                              $43,271,000       $32,823,000     $10,448,000
Long-lived Assets                                        $30,529,000       $24,485,000     $ 6,044,000



                                                      As at and for the Six Months Ended March 31, 1998
                                                     ---------------------------------------------------
                                                          Total        United States        Canada
                                                     ---------------  ----------------  --------------
Contract and Other Revenues                              $23,358,000       $12,495,000     $10,863,000
Long-lived Assets                                        $ 4,366,000       $ 1,235,000     $ 3,131,000

Long-lived assets are comprised of property and equipment and excludes intangible assets.



NOTE 11 - MERGER OF THE COMPANY

On May 15, 1999, the Company entered into a definitive agreement with Spectrasite Holdings, Inc. (Spectrasite), under which Westower will merge with a subsidiary of Spectrasite. Under the terms of the agreement, Westower shareholders will receive 1.81 shares of Spectrasite common stock for each Westower share, and Westower will become a wholly-owned subsidiary of SpectraSite. The merger is subject to the approval of Westower's shareholders and the appropriate regulatory agencies as well as other customary closing conditions. There can be no assurance that the merger will be consummated.

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

The Company believes owning towers and leasing tower space to wireless carriers and other users will provide more stable long-term recurring revenues. In addition to the Company's plan to pursue opportunities to acquire existing sites and towers from carriers seeking to outsource their wireless infrastructure, the Company believes that, at the present time, utilizing its infrastructure building and implementation resources to construct towers for its own account is a more cost-effective method of expanding its portfolio of owned towers. In the first fiscal quarter of the fiscal year ending September 30, 1999, the Company began focusing on opportunities to provide sources of recurring revenues. The Company's build-to-suit program offers a turnkey solution to wireless carriers and is designed to reduce carriers' capital expenditures and overhead associated with the traditional methods of acquiring and owning their wireless networks. As of May 13, 1999, 300 towers were under non-binding written or oral commitments from four wireless carriers or network developers. In addition to the towers subject to build-to-suit commitments, as of May 13, 1999, the Company owned or had contracts to acquire 197 towers. There can be no assurance that the build-to-suit commitments will result in the construction of towers, that the Company will successfully enter into additional significant build-to-suit agreements with any wireless carrier or group of carriers, that it will be able to reach definitive agreements with the owners of towers not currently under written contract or develop the towers in a cost-effective manner. As the Company increasingly focuses its resources on tower ownership, revenues from third parties generated by its infrastructure building and implementation services operations are likely to decline. Management believes that the decline in revenues from its infrastructure building and implementation services operations will be offset over time by the recurring revenue stream expected from tower ownership, revenues from future tower acquisitions by the Company, revenues from towers the Company is currently developing and building for its own account and revenues from the towers the Company will develop and build for its own account in the future.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO MARCH 31, 1998

The Company's revenues for the three-month period ended March 31, 1999 increased approximately 61% to $18,319,000 from $11,401,000 for the same three-month period in the prior year. The increase in revenues was primarily due to an increased rollout of wireless infrastructure building and implementation activities during the 1999 period and the results from business acquisitions completed after March 31, 1998, accounted for as purchases.

Gross profit, excluding depreciation, for the three-month period ended March 31, 1999 increased approximately 85% to $5,733,000 from $3,107,000 for the same
three-month period in the prior year.   Gross profit as a percentage of revenue
increased to 31.3% for the first three months ended March 31, 1999 from 27.3% for the same three months of fiscal 1998. The increase in the gross profit percentage is attributable to an increase in the labor content of revenues. The increase in gross profit is primarily due to the increase in revenues coupled with an improved margin.

Selling, general and administrative expenses for the three-month period ended March 31, 1999 increased approximately 173% to $3,999,000 from $1,467,000 for the same three-month period in the prior year. As a percentage of revenues, selling general and administrative expenses increased to 21.8% in the three months of ended March 31, 1999 compared to 12.9% in the same three months of fiscal 1998. The increase in selling, general and administrative expenses is attributable to the increase in revenues that required additional management and administrative resources and an increase in staffing of the Company for the build-to-suit and tower leasing programs, both of which did not exist in the comparable period in the prior year.

Interest and financing expenses for the three-month period ended March 31, 1999 increased approximately 1098% to $551,000 from $46,000 for the same three-month period in the prior year. The increase is due to borrowings made, the proceeds of which have been used to acquire companies and towers (See " Liquidity and Capital Resources").

Income taxes for the three-month period ended March 31, 1999 decreased approximately 51% to $273,000 from $557,000 for the same three-month period in the prior year. The Company's effective tax rate for the second quarter of fiscal 1999 was approximately 43% compared to 35% in the same quarter of fiscal 1998. The increase in the effective tax rate is primarily the result of non-deductible amortization expense of goodwill recognized in business combinations accounted for as purchases.

SIX MONTHS ENDED MARCH 31, 1999 COMPARED TO MARCH 31, 1998

The Company's revenues for the six-month period ended March 31, 1999 increased approximately 85% to $43,271,000 from $23,358,000 for the same six-month period in the previous year. The increase in revenues was primarily due to an increased rollout of wireless infrastructure building and implementation activities during the 1999 period and the results of business acquisitions completed after March 31, 1998 and accounted for as purchases.

Gross profit, excluding depreciation, for the six-month period ended March 31, 1999 increased approximately 99% to $12,541,000 from $6,308,000 for the same six-month period in the prior year. Gross profit as a percentage of revenue increased to 29.0% for the first six months of the fiscal 1999 from 27.0% for the same six months of fiscal 1998. The increase in the gross profit percentage is attributable to an increase in the labor content of revenues. The increase in gross profit is primarily due to the increase in revenues coupled with improved margins.

Selling general and administrative expenses for the six-month period ended March 31, 1999 increased approximately 159% to $8,257,000 from $3,187,000 for the same six-month period in the prior year. As a percentage of revenues, selling general and administrative expenses increased to 19.1% in the first six months of fiscal 1999 compared to 13.6% in the same three months of fiscal 1999. The increase in selling general and administrative expenses is attributable to the increase in revenues that required additional management and administrative resources and an increase in staffing of the Company for the build-to-suit and tower leasing programs, both of which did not exist in the comparable period in the prior year


Interest and financing expenses for the six-month period ended March 31, 1999 increased approximately 1460% to $1,123,000 from $72,000 for the same six-month period in the prior year. The increase is due to borrowings made, the proceeds of which have been used to acquire companies and towers (See "Liquidity and Capital Resources").

Income taxes for the six-month period ended March 31, 1999 decreased approximately 16% to $883,000 from $1,057,000 for the same six-month period in the prior year. The Company's effective tax rate for the first six months of fiscal 1999 was approximately 43% compared to 35% in the same quarter of fiscal 1998. The increase is primarily the result of non-deductible amortization expense of goodwill recognized in business combinations accounted for as purchases.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Company had cash of $9,246,000 a decrease from September 30, 1998, of $85,000. Working capital was $24,448,000.

The Company used $2,099,000 of cash in its operations during the six months ended March 31, 1999. Net income plus non-cash operating expenses were $2,659,000 and $4,758,000 is reflected in the changes in operating assets and liabilities. During the six months ended March 31, 1999, the Company used cash of $6,583,000, net of acquired cash, to acquire businesses, and $22,658,000 to purchase property and equipment, principally communications towers.

In October 1997, the Company sold 1,200,000 Units in its initial public offering of securities and received net proceeds of approximately $7,493,000. Each unit consisted of one share of common stock and one warrant to purchase a share of common stock for $9.00. During the seven month transition period ended September 30, 1998, 559,000 warrants were exercised resulting in net proceeds of $4,788,000. During the six months ended March 31, 1999, nearly all of the remaining warrants were exercised resulting in net proceeds of $7,291,000.

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

 The Credit Facility allows the Company to purchase or construct communications towers for use by third parties and acquire businesses. The Company's ability to utilize the Credit Facility is determined by, among other criteria, its cash flows generated from operations and from tower leasing. During the six months ended March 31, 1999, the Company borrowed $31.5 million under the Credit Facility. At March 31, 1999 the Company has $34.5 million available under the Credit Facility, subject to projected cash flow to be derived from potential transactions.

On October 30, 1998, the Company completed the acquisition of Teletronics Management Services, Inc. ("Teletronics"). The acquisition was effected by exchanging approximately 188,000 shares of common stock valued at approximately $3.8 million, based upon the publicly traded price, $1.8 million in cash, including $800,000 in distributions payable to former shareholders, and the assumption of certain liabilities, for all outstanding shares of Teletronics. The acquisition was accounted for using the purchase method for business combinations, resulting in goodwill of approximately $5.0 million.

On October 22, 1998, the Company exercised its right to acquire certain communications towers for $9.2 million, subject to regulatory approval. During the six months ended March 31, 1999, the Company paid $736,000 towards the purchase price. The Company received approval and consummated the transaction in May 1999.

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

In December 1998, the Company paid $16.5 million as a deposit to acquire certain
communications towers.   Closing was subject to regulatory approval.  In
February 1999, approval was received and the Company completed the transaction at an aggregate cost of approximately $17 million.

On February 4, 1999 the Company completed the acquisition of Cypress Real Estate Services, Inc. ("Cypress"), a Florida corporation. The acquisition was effected by exchanging approximately 15,000 shares of common stock valued at approximately $424,000, based upon the publicly traded price, for all outstanding shares of Cypress. The former shareholder of Cypress may also receive additional shares of common stock, based on the number of towers, not to exceed 1,000 towers, acquired or constructed by the Company, subject to certain limitations and restrictions. The acquisition was accounted for using the purchase method for business combinations with substantially all of the purchase price allocated to goodwill.

On February 26, 1999 the Company completed the acquisition of Telecommunications
R. David ("R. David"), a Quebec, Canada company which engages in operations similar to those of the Company. The acquisition was effected by exchanging approximately $330,000 in cash, and the assumption of certain liabilities, for all outstanding shares of R. David. The acquisition was accounted for using the purchase method for business combinations resulting in goodwill of approximately $350,000.

The Company's future cash requirements for fiscal 1999 and beyond will depend primarily upon the level of wireless infrastructure building and implementation undertaken by the Company, the level of working capital needed to generate the revenues associated with such business plan, and acquisition opportunities. The Company believes that revenues from operations and amounts available under the Credit Facility noted will be adequate to satisfy its working capital requirements at least through September 1999.

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

On May 17, 1999, the Company entered into a definitive agreement with Spectrasite Holdings, Inc. (Spectrasite), under which Westower will merge with a subsidiary of Spectrasite. Under the terms of the agreement, Westower shareholders will receive 1.81 shares of Spectrasite common stock for each Westower share, and Westower will become a wholly-owned subsidiary of Spectrasite. The merger is subject to the approval of Westower's shareholders and the appropriate regulatory agencies as well as other customary closing conditions. There can be no assurance that the merger will be consummated.

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

YEAR 2000 COMPLIANCE

The Company is aware of the issues associated with the Year 2000 as it relates to information systems. In September 1998, independent consultants completed a review of the Company's software and hardware. Pursuant to recommendations made by the consultants, the Company replaced a few personal computers. The Company's total expenditure to date for the Year 2000 compliance is less that $50,000. The Year 2000 is not expected to have a material impact on the Company's current information systems because its current software is either already Year 2000 compliant or required changes are not expected to be significant. The Company has not conducted a survey of its customers or vendors to ascertain their Year 2000 readiness. Based on the nature of the Company's business, and the existence of alternate vendors, however, the Company anticipates that it is not likely to experience material business interruption due to the potential adverse impact of the Year 2000 on its vendors. As a result, the Company does not anticipate that incremental expenditures to address Year 2000 compliance will be material to the Company's liquidity, financial position or results of operations.

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


       ITEM 3- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our risk exposure from the period reported in our Form 10-KSB for the Transition Period ended September 30, 1998.

                          PART II - OTHER INFORMATION

ITEM 1.     Legal Proceedings.

                  The Company's subsidiary CNG Communications, Inc. ("CNG") is a defendant in an action entitled Commercial Labor Management, Inc., Mark J. Richardson and Edward Torres v. CNG Communications, Inc. and Paul Bishop, No. 99-3192, United States District Court for the Central District of California. The Company acquired CNG in September 1998. Plaintiffs allege that they had a pre-existing agreement to acquire CNG that was breached when the Company acquired CNG by merger. The Plaintiffs are seeking the recovery of damages in an unspecified amount. CNG is contesting the matter vigorously and believes that the allegations are without merit.

ITEM 2.     Changes in Securities and Use of Proceeds.

            During the three months ended March 31, 1999, the Company issued 15,151 shares of common stock as consideration for all of the issued and outstanding shares of common stock of Cypress Real Estate Services, Inc., a Florida corporation. In respect of this issuance, the Company relied on the exemption from registration provided in
            Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.     Defaults Upon Senior Securities.

            None

ITEM 4.     Submission of Matters to a Vote of Security Holders.

            On March 10, 1999, the Company conducted its Annual Meeting of Shareholders pursuant to due notice. A quorum being present, either in person or by proxy, the shareholders voted on the following matters:

            1. To elect ten directors to serve until the next Annual Meeting of Shareholders and until their successors have been duly elected and qualified;

            2. To consider a proposal to amend the Articles of Incorporation, increasing the number of shares of common stock that the Company is authorized to issue from 10,000,000 shares to 25,000,000 shares;

            3. To consider a proposal to adopt the Company's 1998 Stock Incentive Compensation Plan; and

            4. To consider a proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending September 30, 1999.

            No other matters were voted upon. The votes cast are set forth below.

            1. The following individuals were elected to the Company's Board of Directors:

                  Michael J. Anderson, Seth A. Buechley, Ronald P. Erickson, Donald A. Harris, S. Roy Jeffrey, Peter Lucas,
                  Calvin J. Payne, Robert A. Shuey, III, Leonard M. Tannenbaum, and Bruce E. Toll.

            2.    Approval of the amendment to the Articles of Incorporation.

                        For         Against           Abstain
                        ---         -------           -------

                     6,751,710        69,705               425

            3. Adoption of the 1998 Stock Incentive Compensation Plan:

                        For         Against           Abstain
                        ---         -------           -------

                     4,872,842        62,935               595

            4. Ratification of PricewaterhouseCoopers as independent
               accountants:

                        For          Against           Abstain
                        ---          -------           -------

                     6,817,815         2,700             1,325

ITEM 5.  Other Information.

         None.

ITEM 6.     Exhibits and Reports on Form 8-K.

      (a)   Exhibits.

            Number      Description
            ------      -----------

            3.1         Amended and Restated Articles of Incorporation.

            10.1 Amendment No. 1, dated August 21, 1998, to Credit Agreement, dated June 9, 1998, with BankBoston N.A. and BankBoston Securities Inc.

            10.2 Amendment No. 2, dated December 17, 1998, to Credit Agreement, dated June 9, 1998, with BankBoston N.A. and BankBoston Securities Inc.

            10.3 Amendment No. 3, dated March 18, 1999, to Credit Agreement, dated June 9, 1998, with BankBoston N.A. and BankBoston Securities Inc.

            27          Financial Data Schedule.

      (b) Reports on Form 8-K.

            1. Form 8-K/A (Amendment No. 1), dated January 25, 1999, relating to Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) containing audited financial statements of Summit Communications, LLC and pro forma financial information.

            2. Form 8-K, dated March 8, 1999, relating to Item 2 (Acquisition or Disposition of Assets) relating to the acquisition of certain telecommunications towers from five affiliates of Koch Industries, Inc.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   May 24, 1999                           By: /s/ Peter Lucas
                                                   ---------------------
                                               Peter Lucas
                                               Chief Financial Officer