Form 10QSB/A
period 1998-08-31
WESTOWER CORP
filed 1999-06-15
CIK 1043274

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB/A

                               (AMENDMENT NO. 1)


[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended August 31, 1998

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

     For the transition period from______________________to_____________________



                        COMMISSION FILE NUMBER 1-132963


                             WESTOWER CORPORATION
          (Name of small business issuer as specified in its charter)

        WASHINGTON                           1623                     91-1825860
(State or jurisdiction of         (Primary Standard Industrial     (I.R.S. Employer
 Incorporation or Organization)    Classification Code Number)   Identification Number)

                             Westower Corporation
                          2001 6th Avenue, Suite 3302
                           Seattle, Washington 98121
                                (206) 441-0334
(Address and telephone number of principal executive offices and principal place of business)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                YES /X/  No /  /


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                      7,047,000 as of September 30, 1998

                                     INDEX

PART I - FINANCIAL INFORMATION
     ITEM 1 - Condensed Consolidated Financial Statements

     Condensed Consolidated Balance Sheets
     at August 31, 1998 (unaudited) and February 28, 1998                    3

     Unaudited Condensed Consolidated Statements of Income
     for the three and six months ended August 31, 1998 and 1997             4

     Unaudited Condensed Consolidated Statements of Cash Flows
     for the six months ended August  31, 1998 and 1997                      5

     Notes to the Unaudited Condensed Consolidated Financial Statements      6

     ITEM 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            8

PART II - OTHER INFORMATION                                                  N/A

     SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements

     Restatement of Financial Statements and Changes to Certain Information

     The Company, when releasing its results for the Transition Period ended September 30, 1998, previously announced that it would restate its results of operations for the three and six months period ended August 31, 1998. Accordingly, this Quarterly Report on Form 10-QSB/A is being filed as Amendment No. 1 to the Company's Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on October 15, 1998 for the purpose of restating financial information and related disclosures for the three and six months ended August 31, 1998. See Note 1 to the Unaudited Condensed Consolidated Financial Statements.

                     Westower Corporation and Subsidiaries
                    CONDENSED CONSOLIDATED  BALANCE SHEETS
                     (In thousands, except per share data)

                                    ASSETS
                                              August 31,   February 28,
                                                 1998          1998
                                              -----------  ------------
                                              (Restated)
                                              (Unaudited)
CURRENT ASSETS
 Cash and cash equivalents                       $13,236        $ 7,206
 Accounts receivable, net                          9,992          7,112
 Costs and estimated earnings in excess of
   billings on uncompleted contracts               3,640          2,143
 Inventory                                         1,723          1,140
 Other current assets                              2,216            956
                                                 -------        -------
     Total current assets                         30,807         18,557
PROPERTY AND EQUIPMENT, net                        5,502          4,321
INTANGIBLE ASSETS, net                            14,663          2,088
OTHER ASSETS                                       2,727             91
                                                 -------        -------
TOTAL ASSETS                                     $53,699        $25,057
                                                 =======        =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Trade accounts payable                          $ 4,926        $ 4,445
 Billings in excess of costs and estimated
  earnings on uncompleted contracts                1,522          1,745
 Other current liabilities                         3,630          3,120
 Income taxes payable                              1,636          1,652
 Deferred income taxes                               195            534
 Current portion of long-term debt
  and capital lease obligations                      450            502
                                                 -------        -------
     Total current liabilities                    12,359         11,998
LONG-TERM DEBT AND CAPITAL LEASE
 OBLIGATIONS, excluding current portion           14,706            292
OTHER LIABILITIES                                    624             48
                                                 -------        -------
     Total liabilities                            27,689         12,338
STOCKHOLDERS' EQUITY
 Common stock ($.01 par value, 10,000,000 shares
  authorized, 7,043,000 and 6,117,000 shares
   issued and outstanding at August 31, 1998
   and February 28, 1998, respectively)               70             61
 Additional paid-in-capital                       21,824          8,672
 Accumulated other comprehensive
  income (loss)                                     (468)           (67)
 Retained earnings                                 4,584          4,053
                                                 -------        -------
     Total stockholders' equity                   26,010         12,719
                                                 -------        -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $53,699        $25,057
                                                 =======        =======

             See accompanying notes to these financial statements

                     Westower Corporation and Subsidiaries
             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)

                                                            Three Months     Three Months          Six Months         Six Months
                                                               Ended            Ended                 Ended             Ended
                                                           August 31, 1998    August 31, 1997     August 31, 1998    August 31, 1997

                                                           ---------------   ----------------     ---------------    ---------------

                                                             (Restated)         (Restated)           (Restated)        (Restated)
CONTRACT AND OTHER
REVENUES EARNED                                                $10,950            $7,389              $23,384            $17,402

COSTS OF REVENUES EARNED                                         8,406             5,673               17,604             13,047
                                                           ---------------   ----------------     ---------------    ---------------

 Gross profit                                                    2,544             1,716                5,780              4,355

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                                          2,546               907                4,197              2,416
                                                           ---------------   ----------------     ---------------    ---------------

OPERATING INCOME (LOSS)                                             (2)              809                1,583              1,939

OTHER INCOME (EXPENSE)
 Other income                                                       94                 1                   94                  1
 Interest income                                                   169                 3                  244                  3
 Interest and financing expense                                   (427)              (40)                (448)               (72)
                                                           ---------------   ----------------     ---------------    ---------------

  Total other income (expense)                                    (164)              (36)                (110)               (68)
                                                           ---------------   ----------------     ---------------    ---------------


INCOME (LOSS) BEFORE PROVISION
FOR INCOME TAXES                                                  (166)              773                1,473              1,871

PROVISION (BENEFIT)
FOR INCOME TAXES                                                   (37)              278                  324                672
                                                           ---------------   ----------------     ---------------    ---------------


NET INCOME (LOSS)                                              $  (129)           $  495              $ 1,149            $ 1,199
                                                           ===============   ================     ===============    ===============


EARNINGS (LOSS) PER SHARE:

BASIC EARNINGS (LOSS)                                          $ (0.02)           $ 0.10              $  0.18            $  0.25
                                                           ===============   ================     ===============    ===============


DILUTED EARNINGS (LOSS)                                        $ (0.02)           $ 0.10              $  0.15            $  0.25
                                                           ===============   ================     ===============    ===============

             See accompanying notes to these financial statements

                     Westower Corporation and Subsidiaries
           UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 For Six Months ended August 31, 1998 and 1997
                                (In thousands)

                                                            1998                     1997
                                                          ---------                ----------
                                                          (Restated)               (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                $  1,149                 $  1,199
Adjustments to reconcile net income to
net cash from operating activities
 Depreciation and amortization                                  395                      166
 Non-cash interest and financing expense                        236
 Earnings from equity investment                                (20)
 Minority interest                                                                       (40)
 Stock compensation expense                                      30
Changes in operating assets and liabilities,
net of effect of acquisitions
 Accounts receivable                                            320                     (633)
 Costs and estimated earnings in excess of billings
  on uncompleted contracts                                     (233)                    (673)
 Inventory and other current assets                            (992)                    (888)
 Other assets                                                   135                     (473)
 Trade accounts payable                                      (3,979)                  (1,652)
 Billings in excess of costs and estimated earnings
  on uncompleted contracts                                     (876)                  (3,170)
 Other current liabilities                                      (17)                    (277)
 Other liabilities                                              688
 Current and deferred income taxes                             (221)                    (155)
                                                          ---------                ----------
 Net cash used in operating activities                       (3,385)                  (6,596)
                                                          ---------                ----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Cash paid for acquisitions, net of cash acquired            (4,968)
 Purchases of property and equipment                           (521)                    (389)
                                                          ---------                ----------

 Net cash flows used in  investing activities                (5,489)                    (389)
                                                          ---------                ----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from stock warrant exercises, net                   4,996
 Advances from related parties                                                           819
 Repayments to related parties                                 (871)
 Borrowings (repayments) on line of credit, net                (566)                     555
 Redemption of preferred stock                                                          (300)
 Additions to financing costs                                (2,368)
 Distributions to stockholders                               (1,056)
 Repayments of long-term debt                                  (386)                    (220)
 Proceeds from debt incurred                                 15,256
                                                          ---------                ----------
 Net cash flow provided by financing activities              15,005                      854
                                                          ---------                ----------

EFFECT OF EXCHANGE RATES                                       (101)                     (27)
                                                          ---------                ----------

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS                                     6,030                   (6,158)

CASH AND CASH EQUIVALENTS,
 beginning of period                                          7,206                    7,131
                                                          ---------                ----------
CASH AND CASH EQUIVALENTS,
 end of period                                             $ 13,236                 $    973
                                                          =========                ==========

             See accompanying notes to these financial statements

                     Westower Corporation and Subsidiaries
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (In thousands)



Note 1 - Basis of Presentation

Westower Corporation (the "Company") designs, builds and maintains wireless communications transmitting and receiving facilities for providers of wireless communications services. The Company also owns and leases communications towers. The Company operates in the U.S. and Canada.

The accompanying unaudited condensed consolidated financial statements and notes thereto at August 31, 1998 and February 28, 1998 (audited), and for the three and six months ended August 31, 1998 and 1997, reflect the October 28, 1997 merger with Western Telecom Construction Ltd., an Alberta corporation, the May 29, 1998 merger with MJA Communications Corp., a Florida corporation, and the August 31, 1998 merger with Standby Services, Inc., a Texas corporation. All companies design, fabricate and construct wireless transmitting and receiving facilities and shelters for communications providers. The Company issued 835,000 shares of its common stock for all the common shares of Western Telecom Construction Ltd., 397,000 shares of its common stock for all of the common shares of MJA Communications Corp., and 544,000 shares of its common stock for all of the common shares of Standby Services, Inc. All of these mergers were accounted for as or similar to a pooling-of-interests.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company, the foregoing statements contain all adjustments necessary to present fairly the financial position of the Company as of August 31, 1998, and its results of operations for the three and six-months ended August 31, 1998 and 1997. The Company's balance sheet as of February 28, 1998 included herein has been derived from the Company's audited financial statements as of the date included in the Company's Annual Report on Form 10-KSB. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as part of the Company's Annual Report on Form 10-KSB.

On October 27, 1998, the Company changed its fiscal year end from February 28 to September 30, resulting in a seven month Transition Period ended September 30, 1998 (the "Transition Period"). Accordingly, the results of operations for the three and six months ended August 31, 1998 and 1997 and cash flows for the six months ended August 31, 1998 and 1997 included in this 10-QSB/A have been included in the financial statements of the Company for the Transition Period ended September 30, 1998. These unaudited condensed consolidated financial statements should also be read in conjunction with the consolidated financial statements for the Transition Period ended September 30, 1998 and the notes thereto included in the Company's Form 10-KSB, for the seven months ended September 30, 1998.

During the preparation of the financial statements for the Transition Period, the Company adjusted the acquisition date initially used in its accounting for certain business acquisitions consummated during the three months ended August 31, 1998 and its accounting for the issuance of the convertible senior subordinated note in June 1998 so as to properly reflect the value of the beneficial conversion feature and detachable warrant. Additionally, during preparation of the financial statements for the Transition Period, the Company identified and corrected certain errors in the consolidation procedures used to prepare the financial statements for the three and six months ended August 31, 1998 and 1997. As a result, the previously issued unaudited condensed consolidated financial statements as of August 31, 1998 and for the three and six months ended August 31, 1998 and 1997 have been restated.

The effect of this restatement on previously reported condensed consolidated financial statements as of August 31, 1998 and for the three and six months ended August 31, 1998 and 1997 is as follows (in thousands except per share amounts, unaudited).

                     Westower Corporation and Subsidiaries
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (In thousands)


                                           August 31, 1998      August 31, 1998
                                           ---------------      ---------------
                                            (As Reported)          (Restated)
Balance Sheet Information:
  Current assets                                   $34,951              $30,807
  Intangible assets                                 12,179               14,663
  Other assets                                       4,624                2,727
  Current liabilities                               15,543               12,359
  Long-term debt, net of current portion            17,383               14,706
  Stockholders' equity                              24,551               26,010

                                                      Three Months         Three Months           Six Months        Six Months
                                                         Ended                 Ended                 Ended             Ended
                                                    August 31, 1998        August 31, 1998       August 31, 1998   August 31, 1998
                                                    ----------------  -------------------------  ----------------  ----------------
                                                     (As Reported)          (Restated)             (As Reported)       (Restated)
Statement of Income:
 Contract and other revenues earned                         $27,505                    $10,950           $38,671           $23,384
 Costs of revenues                                           20,937                      8,406            29,536            17,604
 Gross profit                                                 6,568                      2,544             9,135             5,780
 Selling, general and administrative expenses                 4,154                      2,546             5,511             4,197
 Operating income                                             2,414                         (2)            3,624             1,583
 Other income (expense)                                         (77)                      (164)              (19)             (110)
 Net income (loss)                                            1,519                       (129)            2,343             1,149
 Net income (loss) per share
   Basic                                                       0.23                       (.02)             0.38              0.15
   Diluted                                                     0.20                       (.02)             0.33              0.13

                                                     Three Months           Three Months           Six Months        Six Months
                                                         Ended                   Ended                Ended             Ended
                                                    August 31, 1997        August 31, 1997       August 31, 1997   August 31, 1997
                                                    ---------------       ------------------     ---------------   ---------------
                                                     (As Reported)            (Restated)          (As Reported)      (Restated)
Statement of Income:
 Contract and other revenues earned                         $10,285                    $ 7,389           $18,714           $17,402
 Costs of revenues                                            7,570                      5,673            13,558            13,047
 Gross profit                                                 2,715                      1,716             5,156             4,355
 Selling, general and administrative expenses                 1,132                        907             2,310             2,416
 Operating income                                             1,583                        809             2,846             1,939
 Other income (expense)                                         (13)                       (36)              (26)              (68)
 Net income (loss)                                              973                        495             1,748             1,199
 Net income (loss) per share
   Basic                                                       0.20                       0.10              0.36              0.25
   Diluted                                                     0.20                       0.10              0.36              0.25

Note 2 - Earnings Per Share

The numerators and denominators of basic and fully diluted earnings per share are as follows:

                                                          Three Months    Three Months           Six Months       Six Months
                                                              Ended          Ended                 Ended             Ended
                                                            August 31,     August 31,             August 31,       August 31,
                                                              1998           1997                   1998              1997
                                                            -------         -------               -------           -------
Numerator - Net income as restated                          $  (129)        $   495               $ 1,149           $ 1,199
                                                            =======         =======               =======          ========
Denominator - Weighted average number of
 shares outstanding:
   Basic weighted average
     number of shares                                         6,705           4,776                 6,454             4,776
   Effect of dilutive stock
     options and warrants                                                                           1,163
                                                            -------         -------               -------           -------
     Diluted weighted average
       number of shares                                       6,705           4,776                 7,617             4,776
                                                            =======         =======               =======           =======

                     Westower Corporation and Subsidiaries
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (In thousands)

For the six months ended August 31, 1998 shares associated with convertible debt were excluded from the computation of diluted earnings per share because inclusion would have had an anti-dilutive effect on earnings per share. All other potential common shares have been included in the diluted earnings per share calculation for the six months ended August 31, 1998. For the three months ended August 31, 1998, all dilutive shares were excluded in the computation of diluted loss per share as the inclusion would have had an anti-dilutive effect. There were no potential dilutive securities for the three or six months ended August 31, 1997.

Note 3 - Inventory

Inventory is stated at the lower of cost and estimated net realizable value using the first-in, first-out method. Inventory consists of materials purchased for future construction not associated with specific jobs.

Note 4 - Common Stock

On October 15, 1997, the Company issued 1,200 shares of common stock and 1,380 warrants to purchase common stock in a public offering. The Company received proceeds, net of costs, of approximately $7,524. During the six months ended August 31, 1998, the Company received proceeds of approximately $4,996 on the exercise of approximately 555 warrants.

Note 5 - Business Acquisition

On August 31, 1998 the Company completed the acquisition of CORD Communications Incorporated ("CORD") whereby the Company acquired all of the shares of CORD in exchange for $5,000 in cash and approximately 218 shares of Westower common stock valued at approximately $5,200, based on the publicly traded price. The acquisition was structured as a merger and was accounted for as a purchase, resulting in approximately $10,200 of goodwill. The results of operations of CORD will be included in the Company's consolidated financial statements from the acquisition date. The following summarizes the unaudited pro forma results of operations, on a combined basis, as if the acquisition had been consummated as of the beginning of each of the periods presented, after including the impact of certain adjustments such as amortization of intangible assets and income tax effects:

                                               Six Months   Six Months
                                                  Ended       Ended
                                               August 31,   August 31,
                                                  1998         1997
                                               -----------  ----------
Contract and other revenues earned                $28,789      $25,421
Pro forma net income (loss)                       $  (248)     $ 1,572
Pro forma basic earnings (loss) per share         $  (.04)     $  0.33
Pro forma diluted earnings (loss) per share       $  (.04)     $  0.33

The unaudited pro forma results are not necessarily indicative of the results of operations which would actually have been reported had the acquisitions been completed prior to the beginning of the periods presented. In addition, they are not intended to be indicative of future results.

The Company completed other insignificant business acquisitions during the six months ended August 31, 1998 which have been excluded from the pro forma presentation as the respective purchase prices, and results of operations of the acquired businesses, was insignificant both individually and in the aggregate.

Note 6 - Convertible Debt

In June 1998, the company issued, in a private placement, $15 million of 7% convertible senior subordinated debt (the "Convertible Debt") and a warrant to purchase 40,000 shares of common stock.Net proceeds of $14.9 million were received in May 1998. The Convertible Debt was immediately convertible at a ratio of $25.03 per share of common stock and the warrant provides for purchase of shares at $23.00 per share of common stock at the holder's option. The purchase agreement provides for an adjustment of the conversion amount for the subordinated debt and warrant exercise price for any stock dividends, splits and other changes as defined in the respective agreements, so as to preserve the Convertible Debt holder's relative rights. The conversion ratio and warrant exercise price per common share were less than the fair value of the Company's common stock at the date of issuance. The value of the conversion features was approximately $124 and was immediately charged to interest expense and increased additional paid-in capital. The value ascribed to the warrant of approximately $723 was reflected as both a debt discount and an increase in additional paid-in capital. The debt discount is accounted for as a component of interest expense using the effective interest rate method.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

RESTATEMENT OF FINANCIAL STATEMENTS AND CHANGES TO CERTAIN INFORMATION

On October 27, 1998, the Company changed its fiscal year end from February 28 to September 30, resulting in a seven month Transition Period ended September 30, 1998 (the "Transition Period"). During the preparation of the financial statements for the Transition Period, the Company adjusted the acquisition date initially used in its accounting for certain business acquisitions consummated during the three months ended August 31, 1998 and its accounting for the issuance of the convertible senior subordinated note in June 1998 so as to properly reflect the value of the beneficial conversion feature and the detachable warrant. Additionally, during preparation of the financial statements for the Transition Period, the Company identified and corrected certain errors in the consolidation procedures used to prepare the financial statements as of August 31, 1998 and 1997 and for the three and six months ended August 31, 1998 and 1997. Accordingly, this Quarterly Report on Form 10-QSB/A is being filed as Amendment No. 1 to the Company's Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on October 15, 1998 for the purpose of restating financial information and related disclosures, as of August 31, 1998 and 1997 and for the three and six months ended August 31, 1998 and 1997.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 1998 COMPARED TO AUGUST 31, 1997

Results for the three month periods ended August 31, 1998 and 1997, include the results for Western Telecom Construction Ltd., MJA Communications Corp., and Standby Services, Inc., mergers accounted for using the pooling-of-interests method.

Revenues for the second quarter increased $3,561 or 48% compared to the second quarter in the previous year. The increase is attributable to strong demand for the Company's services in some geographic areas offset by weaker demand in other areas.

Gross profit for the quarter ended August 31, 1998 increased $828 or 48% from the comparable quarter. The increase is attributable to the 48% increase in sales.

Selling, general and administrative expenses for the quarter ended August 31, 1998 were approximately 181% higher than in the comparable quarter. As a percentage of sales, these expenses were 12 % in 1997 and 23% in

1998. The increase reflects increased staffing to manage growth and to enable the Company to own communications towers and lease space on these towers to third parties, and substantially higher depreciation and amortization expense.

Operating income decreased $811 or 100% in the quarter ended August 31,1998 compared to the quarter ended August 31, 1997. The decrease is attributable to the increase in revenues offset by the increase in selling, general and administrative expenses.

Net income decreased 121% in the quarter ended August 31, 1998, to a loss of $106 from the comparable period. The decrease is attributable to increased selling, general and administrative expenses, and substantially higher interest and financing costs.

During the three months ended August 31, 1998, the Company owned twenty-two (22) communications towers that are leased to a telephone company. Revenue and expenses associated with this activity have been included in contract and other revenues and costs.

SIX MONTHS ENDED AUGUST 31, 1998 COMPARED TO AUGUST 31, 1998


Results for the six month periods ended August 31, 1998 and 1997, include the results for Western Telecom Construction Ltd., MJA Communications Corp., and Standby Services, Inc., mergers accounted for using the pooling-of-interests method.

Revenues for the first six months increased $5,982 or 34% compared to the six months in the previous year. The increase is attributable to strong demand for the Company's services in some geographic areas offset by weaker demand in other areas. Acquisitions accounted for by the purchase method, completed in late fiscal 1998, contributed to approximately 37% of the increase.

Gross profit for the six months ended August 31, 1998 increased $1,425 or 33% from the comparable six months. The increase is attributable to the 34% increase in sales partially offset by a decline in gross profit margins from 25% in 1997 to 24% in 1998. The decline in gross profit margin is attributable to increased price competition in certain areas.

Selling, general and administrative expenses for the six months ended August 31, 1998 were approximately 74% higher than in the comparable six months. As a percentage of sales, these expenses were 14% in 1997 and 18% in 1998. The increase reflects increased staffing to manage growth and to enable the Company to own communications towers and lease space on these towers to third parties, and substantially higher depreciation and amortization expense.

Operating income decreased $356 or 18% in the six months ended August 31, 1998 compared to the six months ended August 31, 1997. The decrease is attributable to the decrease in gross profit margins and the increase in selling general and administrative expenses.

Net income decreased 20% in the six months ended August 31, 1998, to $957 from the comparable period. The decrease is attributable to the increase in sales, offset by increased selling, general and administrative expenses, a reduced gross profit margin, and substantially higher interest and financing costs.

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

                          PART II - OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          Number         Description
          ------         -----------

          27             Financial Data Schedule.

     (b)  Reports on Form 8-K.

          During the six months ended August 31, 1998, the Company filed Form 8-K's which described the acquisitions of MJA Communications Corporation and WTC Holding Inc., the parent of Western Telecom Construction Ltd.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:     June 14, 1999              By: /s/ Peter Lucas
                                         ---------------------------------------
                                         Peter Lucas
                                         Chief Financial Officer

                                 Exhibit Index


     Number         Description
     ------         -----------

     27             Financial Data Schedule.