Form 10-Q
period 1999-06-30
WESTOWER CORP
filed 1999-08-23
CIK 1043274

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1999

[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

          For the transition period from_______________ to _______________


                        COMMISSION FILE NUMBER 1-132963


                              WESTOWER CORPORATION
               (Name of registrant as specified in its charter)

      WASHINGTON                       1623                     91-1825860
(State or jurisdiction       (Primary Standard            (I.R.S. Employer
of Incorporation or          Industrial Classification    Identification Number)
Organization)                Code Number)


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


                               YES [X]  No [_]


                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes common equity, as of the latest practicable date:

                        8,559,635 as of August 16, 1999

                                     INDEX

PART I - FINANCIAL INFORMATION

     ITEM 1 - UNAUDITED CONDENSED CONSOLIDATED
     FINANCIAL STATMENTS
     Condensed Consolidated Balance Sheets
     at June 30, 1999 (unaudited) and September 30, 1998                                  3

     Unaudited Condensed Consolidated Statements of Operations
     for the three and nine month periods ended June 30, 1999 and 1998                    4

     Unaudited Condensed Consolidated Statement of Stockholders' Equity
     for the nine month period ended June 30, 1999                                        5

     Unaudited Condensed Consolidated Statements of Cash Flows
     for the nine month periods ended June 30, 1999 and 1998                              6

     Notes to the Unaudited Condensed Consolidated Financial Statements                   8

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                    13

     ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
       ABOUT MARKET RISK                                                                 16

PART II - OTHER INFORMATION

     ITEM 1 - LEGAL PROCEEDINGS

     ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

     ITEM 3 - DEFAULTS UPON SENIOR SECURITES

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     ITEM 5 - OTHER INFORMATION

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     SIGNATURES

                     Westower Corporation and Subsidiaries
                     Condensed Consolidated Balance Sheets
                    At June 30, 1999 and September 30, 1998


                                    ASSETS
                                                                         June 30,      September 30,
                                                                           1999            1998
                                                                      --------------   -------------
CURRENT ASSETS                                                          (unaudited)
  Cash and cash equivalents                                           $    4,204,000   $   9,331,000
  Accounts receivable, net                                                20,506,000      13,289,000
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                                      6,758,000       5,078,000
  Inventory                                                                3,133,000       2,151,000
  Related party advances and receivables                                     419,000         956,000
  Income tax receivable                                                      220,000         220,000
  Other current assets                                                     1,744,000       1,203,000
                                                                      --------------   -------------
      Total current assets                                                36,984,000      32,228,000

PROPERTY AND EQUIPMENT, net                                               50,217,000       7,574,000

INTANGIBLE ASSETS, net                                                    26,992,000      19,721,000

OTHER ASSETS                                                               6,139,000       2,771,000
                                                                      --------------   -------------
TOTAL ASSETS                                                          $  120,332,000     $62,294,000
                                                                      ==============   =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Trade accounts payable                                              $    8,374,000   $   7,053,000
  Other current liabilities                                                1,909,000       2,810,000
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                                      1,586,000       1,435,000
  Income taxes payable                                                     2,450,000       2,116,000
  Deferred income taxes                                                      395,000         428,000
  Stockholder advances and notes payable to related parties                  154,000         228,000
  Note payable                                                                68,000       1,089,000
  Current portion of long-term debt
    and capital lease obligations                                          1,576,000       2,419,000
                                                                      --------------   -------------
      Total current liabilities                                           16,512,000      17,578,000
LONG-TERM DEBT AND CAPITAL LEASE
  OBLIGATIONS, excluding current portion                                  57,059,000      14,991,000

DEFERRED INCOME TAXES                                                      2,977,000       2,962,000
                                                                      --------------   -------------
      Total liabilities                                                   76,548,000      35,531,000
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock ($.01 par value, 25,000,000 and 10,000,000
    shares authorized, 8,562,000 and 7,047,000 shares issued
    and outstanding at June 30, 1999 and September 30, 1998,
    respectively)                                                             85,000          70,000
  Additional paid-in-capital                                              39,818,000      22,610,000
  Accumulated other comprehensive loss                                      (237,000)       (581,000)
  Retained earnings                                                        4,118,000       4,664,000
                                                                      --------------   -------------
      Total stockholders' equity                                          43,784,000      26,763,000
                                                                      --------------   -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  120,332,000   $  62,294,000
                                                                      ==============   =============

             See accompanying notes to these financial statements

                     Westower Corporation and Subsidiaries
             Unaudited Condensed Consolidated Statements of Operations
              Three and Nine Months ended June 30, 1999 and 1998

                                                   Three Months       Three Months       Nine Months       Nine Months
                                                      Ended               Ended            Ended             Ended
                                                   June 30, 1999      June 30, 1998     June 30, 1999     June 30, 1998
                                                   -------------      -------------     -------------     -------------
CONTRACT AND OTHER
REVENUES EARNED                                    $  25,184,000      $  12,637,000     $  68,455,000     $  35,995,000

COSTS OF REVENUES EARNED                              17,688,000          9,609,000        48,418,000        26,659,000
(exclusive of depreciation shown below)
                                                   -------------      -------------     -------------     -------------
  Gross profit                                         7,496,000          3,028,000        20,037,000         9,336,000

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                                5,128,000          1,640,000        13,385,000         4,827,000

DEPRECIATION AND AMORTIZATION                          1,078,000            146,000         2,537,000           407,000

MERGER RELATED EXPENSES                                1,519,000            250,000         1,596,000           250,000
                                                   -------------      -------------     -------------     -------------

OPERATING INCOME (LOSS)                                 (229,000)           992,000         2,519,000         3,852,000

OTHER INCOME (EXPENSE)
  Other income (expense)                                 (53,000)            41,000           220,000           157,000
  Interest income                                         21,000             75,000           152,000           187,000
  Interest and financing expense                        (928,000)           (31,000)       (2,051,000)         (103,000)
                                                   -------------      -------------     -------------     -------------
    Total other income (expense)                        (960,000)            85,000        (1,679,000)          241,000
                                                   -------------      -------------     -------------     -------------
INCOME (LOSS) BEFORE PROVISION
FOR INCOME TAXES                                      (1,189,000)         1,077,000           840,000         4,093,000

PROVISION FOR INCOME TAXES                              (503,000)          (213,000)       (1,386,000)       (1,270,000)
                                                   -------------      -------------     -------------     -------------

NET INCOME (LOSS)                                  $  (1,692,000)     $     864,000     $    (546,000)    $   2,823,000
                                                   =============      =============     =============     =============

EARNINGS (LOSS) PER SHARE:

BASIC                                              $       (0.20)     $        0.14     $       (0.07)    $        0.46
                                                   =============      =============     =============     =============

DILUTED                                            $       (0.20)     $        0.13     $       (0.07)    $        0.39
                                                   =============      =============     =============     =============


             See accompanying notes to these financial statements

                     Westower Corporation and Subsidiaries
      Unaudited Condensed Consolidated Statement of Stockholders' Equity
                                June 30, 1999


                                                                                       Accumulated
                                        Common Stock           Additional              Other Com-     Com-
                                  ------------------------     Paid-in      Retained   prehensive     prehensive
                                    Shares         Amount      Capital      Earnings   Income (loss)  Income (loss)    Total
                                  ------------  ----------   ----------    ---------   ------------   -------------    -----
BALANCE, September 30, 1998       7,047,000      $  70,000   $22,610,000   $4,664,000    $ (581,000)                 $26,763,000
Net loss                                                                     (546,000)                 $ (546,000)
Foreign currency translation
 adjustment                                                                                 344,000       344,000
                                                                                                      -----------
   Total comprehensive loss                                                                            $ (202,000)      (202,000)
                                                                                                      ===========

Proceeds from warrants and
 options exercised, net           1,112,000         11,000     8,868,000                                               8,879,000
Stock issuances for
 business acquisitions              403,000          4,000     8,280,000                                               8,284,000
Stock compensation expense                                        60,000                                                  60,000
                                 ----------      ---------   -----------   ----------    ----------                  -----------
BALANCE, June 30, 1999            8,562,000      $  85,000   $39,818,000   $4,118,000    $ (237,000)                 $43,784,000
                                 ==========      =========   ===========   ==========    ==========                  ===========

             See accompanying notes to these financial statements

                     Westower Corporation and Subsidiaries
           Unaudited Condensed Consolidated Statements of Cash Flows
                   Nine Months ended June 30, 1999 and 1998

                                                                    1999         1998
                                                                -----------  -------------
CASH FROM OPERATING ACTIVITIES
 Net income (loss)                                              $  (546,000) $  2,823,000
Adjustments to reconcile net income (loss) to
 net cash from operating activities
 Depreciation and amortization                                    2,537,000       407,000
 Gain on sale of assets                                                          (125,000)
 Non-cash interest and financing expense                            361,000       142,000
 Earnings from equity investment                                   (142,000)
 Stock compensation expense                                          60,000        55,000
Changes in operating assets and liabilities,
 net of effect of acquisitions
 Accounts receivable                                             (3,609,000)     (646,000)
 Costs and estimated earnings in excess of billings
   on uncompleted contracts                                      (1,680,000)   (1,138,000)
 Inventory and other current assets                              (1,333,000)     (867,000)
 Other assets                                                                      13,000
 Trade accounts payable                                             647,000       109,000
 Billings in excess of costs and estimated earnings
   on uncompleted contracts                                         151,000       141,000
 Other current liabilities                                       (1,023,000)       19,000
 Income taxes payable                                               334,000     1,280,000
 Current and deferred income taxes                                  (18,000)      (57,000)
                                                                -----------  ------------
 Net cash flows (used in) provided
 by operating activities                                         (4,261,000)    2,156,000
                                                                -----------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Cash paid for acquisitions, net of cash acquired                (6,583,000)   (1,474,000)
 Increase in other assets                                        (2,700,000)
 Purchases of property and equipment                            (37,422,000)   (1,405,000)
 Proceeds from sale of assets                                                     302,000
                                                                -----------  ------------
 Net cash flows used in  investing activities                   (46,705,000)   (2,577,000)
                                                                -----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from stock issuances, net                               8,878,000     8,934,000
 Redemption of preferred stock                                                   (150,000)
 Proceeds from long-term debt                                     1,207,000    15,884,000
 Repayments to related parties                                   (2,080,000)   (1,972,000)
 Repayments from (advances to) related parties                      696,000      (101,000)
 Borrowings (repayments) on line of credit, net                  (1,871,000)     (245,000)
 Proceeds from credit facility                                   41,600,000
 Distributions to stockholders of acquired
   subsidiaries prior to acquisition                                           (2,800,000)
Additions to financing costs                                       (490,000)     (349,000)
Repayments of long-term debt                                     (2,140,000)     (476,000)
                                                                -----------  ------------
 Net cash flow from financing activities                         45,800,000    18,725,000
                                                                -----------  ------------
EFFECT OF EXCHANGE RATES                                             39,000        28,000
                                                                -----------  ------------
NET INCREASE (DECREASE) IN

CASH AND CASH EQUIVALENTS                                        (5,127,000)   18,332,000

CASH AND CASH EQUIVALENTS,
 beginning of period                                              9,331,000     1,748,000
                                                                -----------  ------------

             See accompanying notes to these financial statements

                     Westower Corporation and Subsidiaries
           Unaudited Condensed Consolidated Statement of Cash Flows
                   Nine Months ended June 30, 1999 and 1998

CASH AND CASH EQUIVALENTS,                      $   4,204,000      $  20,080,000
 end of period                                  =============      =============

                See accompanying notes to financial statements

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

The unaudited condensed consolidated financial statements and notes thereto at June 30, 1999 and September 30, 1998 (audited), and for the three and nine months ended June 30, 1999 and 1998, reflect the October 28, 1997 merger with Western Telecom Construction Ltd., an Alberta corporation, the May 29, 1998 merger with MJA Communications Corp., a Florida corporation, and the August 31, 1998 merger with Standby Services, Inc., a Texas corporation. All companies design, fabricate and construct wireless transmitting and receiving facilities and shelters for communications providers. The Company issued 835,000 shares of its common stock for all the common shares of Western Telecom Construction Ltd., 397,000 shares of its common stock for all of the common shares of MJA Communications Corp., and 544,000 shares of its common stock for all of the common shares of Standby Services, Inc. All of these mergers were accounted for as or similar to a pooling-of-interests.

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

Consolidation -- The consolidated financial statements include the accounts of the Company and its wholly owned domestic and Canadian subsidiaries. Investments in subsidiaries in which the Company exercises significant influence but which it does not control are accounted for using the equity method. Investment in a 60% owned affiliated company is accounted for on the equity method of accounting. The Company's equity (loss) earnings from this investment during the three and nine months ended June 30, 1999 was $(83,000) and $142,000, respectively, which has been included in other income. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Note 3 -  Property And Equipment

Property and equipment consists of the following:


                                                    June 30,    September 30,
                                                      1999           1998
                                                  ------------  -------------
Buildings                                         $ 1,883,000     $ 1,795,000
Vehicles                                            4,016,000       2,540,000
Equipment                                           2,851,000       1,580,000
Communications towers                              37,479,000       1,401,000
Furniture and fixtures                              1,840,000         943,000
Leasehold improvements                                161,000          81,000
Construction in progress                            3,534,000
                                                  -----------     -----------
                                                   51,764,000       8,340,000
Less accumulated depreciation and amortization     (2,878,000)     (1,562,000)
                                                  -----------     -----------
                                                   48,886,000       6,778,000
Land                                                1,331,000         796,000
                                                  -----------     -----------
                                                  $50,217,000     $ 7,574,000
                                                  ===========     ===========

In February 1999, the Company completed the acquisition of certain communications towers under contract in December 1998, at an aggregate cost of approximately $17 million. In May 1999, the Company completed the acquisition of certain communications towers under contract in September 1998, at an aggregate cost of approximately $15.5 million.

Note  4 - Acquisitions

During the nine months ended June 30, 1999, the Company consummated the following transactions which were accounted for under the purchase method of accounting, and accordingly, the operating results of the acquired entities have been included in the consolidated operating results since the date of acquisition.

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

The following is a summary of all consideration exchanged for acquisitions that were accounted for as purchases:

                                                         Nine Months
                                                           Ended
                                                          June 30,
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


                                                            June 30,
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
                                                          ===========


Included in the operating results for the three and nine months ended June 30, 1999 are revenues of $5,273,000 and $14,552,000, respectively, and operating income of $668,000 and $2,028,000, respectively, from the dates of acquisition. Goodwill is generally amortized over a 20 year period.

Note 5 - Intangible Assets

Intangible assets consist of the following:


                                                June 30,       September 30,
                                                  1999             1998
                                             -----------      ------------
Goodwill                                     $27,864,000       $14,039,000
Communications tower purchase contract                 -         5,661,000
Non-compete agreements                           355,000           219,000
                                             -----------      ------------
                                              28,219,000        19,919,000
Less accumulated amortization                 (1,227,000)         (198,000)
                                             -----------      ------------
                                             $26,992,000       $19,721,000
                                             ===========      ============

Note 6 - Other Assets

Other assets consist of the following:
                                                June 30,     September 30,
                                                 1999            1998
                                               -----------   -------------
Deposits on tower purchase contracts           $ 1,176,000     $         -
Equity investment in joint venture               1,189,000         217,000
Other noncurrent assets, net                     3,774,000       2,554,000
                                               -----------     -----------
                                               $ 6,139,000     $ 2,771,000
                                               ===========     ===========

During the nine months ended June 30, 1999, the Company paid approximately $1.2 million as deposits to acquire additional towers. Equity investment in joint venture represents the Company's cash investment and the Company's equity earnings from this investment

Note 7 - Long -Term Debt

During the nine months ended June 30, 1999, the Company borrowed an aggregate $41.6 million under its credit facility with Bank Boston N.A. As of June 30, 1999, the effective interest rate on borrowings under the facility was approximately 7.75%. The Company borrowed an additional $8.0 million under the facility subsequent to June 30, 1999. The facility is collateralized by substantially all of the Company's assets. At June 30, 1999 the Company was in compliance with all of its covenants with the exception of certain financial ratio requirements related to cash flow. The Company has received a waiver from the lenders waiving the right to demand repayment as a result of the violation.

Note 8 - Common Stock

On October 15, 1997, the Company issued 1,200,000 shares of common stock and 1,380,000 warrants to purchase common stock in a public offering. The Company received proceeds, net of costs, of $7,493,000 from its public offering. During the nine months ended June 30, 1999, the Company received net proceeds of $7,291,000 on the exercise of 819,000 warrants, at $9.00 per share of common stock. In addition to the warrants noted above, during the nine months ended June 30, 1999, the Company's underwriters exercised warrants, issued in connection with the Company's initial public offering, resulting in the Company receiving $1,123,000 on the exercise of warrants to purchase 162,000 shares of common stock at $9 per share. At June 30, 1999, there were unexercised warrants to purchase approximately 79,000 shares of common stock held by underwriters.

Note 9 - Earnings (Loss) Per Share

The numerators and denominators of basic and fully diluted earnings (loss) per share are as follows:

                                            Three Months   Three Months  Nine Months   Nine Months
                                                Ended         Ended         Ended         Ended
                                               June 30,      June 30,      June 30,     June 30,
                                                 1999          1998          1999         1998
                                            -------------  ------------  ------------  -----------
Numerator - Net income (Loss) as reported     $(1,692,000)  $  864,000    $ (546,000)   $2,823,000
                                            =============  ===========   ===========   ===========
Denominator - Weighted average number of
 shares outstanding:
   Basic weighted average
     number of shares                           8,525,000    6,356,000     8,234,000     6,104,000
   Effect of dilutive stock
     options and warrants                                      431,000                   1,104,000
                                            -------------  -----------   -----------   -----------
     Diluted weighted average
       number of shares                         8,525,000    6,787,000     8,234,000     7,208,000
                                            =============  ===========   ===========   ===========

For the three and nine months ended June 30, 1999, all potential common shares were excluded from the computation of diluted earnings (loss) per share because inclusion would have had an anti-dilutive effect on earnings (loss) per share. For the three months ended June 30, 1998, shares associated with convertible debt were excluded from the computation of diluted earnings per share because inclusion would have had an anti-dilutive effect on earnings per share. All other potential common shares have been included in the diluted earnings per share calculations for the three and nine months ended June 30, 1998.

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

                                                     As of and for the Nine Months Ended June 30, 1999
                                                     -------------------------------------------------

                                                          Total        United States        Canada
                                                     ---------------  ----------------  --------------
Contract and Other Revenues                              $68,455,000       $52,658,000     $15,797,000
Long-lived Assets                                        $50,217,000       $43,574,000     $ 6,643,000

                                                     As of and for the Nine Months Ended June 30, 1998
                                                     --------------------------------------------------
                                                          Total         United States        Canada
                                                     ---------------   ----------------  -------------
Contract and Other Revenues                              $35,995,000       $19,206,000     $16,789,000
Long-lived Assets                                        $ 4,854,000       $ 1,251,000     $ 3,603,000

Long-lived assets are comprised of property and equipment and exclude intangible assets.

Note 11 - Merger of the Company

On May 15, 1999, the Company entered into a definitive agreement with Spectrasite Holdings, Inc. (Spectrasite), under which Westower will merge with a subsidiary of Spectrasite. As of, and for the three months ended June 30, 1999, the Company had incurred approximately $1.5 million in expenses related to the merger. Under the terms of the agreement, Westower shareholders will receive
1.81 shares of Spectrasite common stock for each Westower share. The merger is subject to the approval of Westower's shareholders and the appropriate regulatory agencies as well as other customary closing conditions. In the event the merger is not consummated, the Company may be obligated to pay a $12 million termination fee plus Spectrasite's expenses. The proposed merger is to be considered at a special meeting of Westower shareholders on September 2, 1999; however, there can be no assurance that the merger will be consummated.

           ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



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

GENERAL AND COMPANY STRATEGY

Historically, Westower Corporation and its subsidiaries (the "Company" or "Westower") principally has been engaged in building towers for wireless carriers, who have traditionally owned and operated their own transmission tower assets. While the Company continues to provide infrastructure building and implementation services to wireless carriers, the Company's focus has been directed increasingly toward developing sources of recurring revenues, specifically building towers for its own account (build-to-suit), acquiring towers from carriers and other owners, maximizing revenues from existing towers, and entering into long-term maintenance contracts with other tower owners. The Company's focus on sources of recurring revenues is intended, in part, to capitalize on recent trends by several carriers who have begun to evaluate opportunities to outsource the ownership and operation of their wireless infrastructure either by selling their existing tower sites to independent third party tower owners and operators, who would then lease tower space back to the carriers, and/or entering into build-to-suit arrangements, whereby an independent third party builds, owns and leases towers to the wireless carriers, often with multiple tenants on any given tower. The Company believes that its historical competency of tower design and construction makes the Company one of the leading candidates for carrier outsourcing.

The Company believes owning towers and leasing tower space to wireless carriers and other users will provide more stable long-term recurring revenues. In addition to the Company's plan to pursue opportunities to acquire existing sites and towers from carriers seeking to outsource their wireless infrastructure, the Company believes that, at the present time, utilizing its infrastructure building and implementation resources to construct towers for its own account is a more cost-effective method of expanding its portfolio of owned towers. In the first fiscal quarter of the fiscal year ending September 30, 1999, the Company began focusing on opportunities to provide sources of recurring revenues. The Company's build-to-suit program offers a turnkey solution to wireless carriers and is designed to reduce carriers' capital expenditures and overhead associated with the traditional methods of acquiring and owning their wireless networks. As of August 13, 1999, approximately 300 towers were under written or oral commitments from four wireless carriers. In addition to the towers subject to build-to-suit commitments, as of August 13, 1999, the Company owned or had contracts to acquire 215 towers. There can be no assurance that the Company will successfully enter into additional significant build-to-suit agreements with any wireless carrier or group of carriers or that it will be able to reach definitive agreements with the owners of towers not currently under written contract or develop the towers in a cost-effective manner, that implementation of its existing build-to-suit agreements will result in the Company's ownership of all of the towers originally contemplated by those agreements or that the Company will complete the development of any of the towers currently being developed for its own account. As the Company increasingly focuses its resources on tower ownership, revenues from third parties generated by its infrastructure building and implementation services operations are likely to decline. Management believes that the decline in revenues from its infrastructure building and implementation services operations will be offset over time by the recurring revenue stream expected from tower ownership, revenues from future tower acquisitions by the Company, revenues from towers the Company is currently developing and building for its own account and revenues from the towers the Company will develop and build for its own account in the future.

On May 15, 1999, the Company entered into a definitive agreement with Spectrasite Holdings, Inc. ("Spectrasite"), under which Westower will merge with a subsidiary of Spectrasite. Under the terms of the agreement, Westower shareholders will receive 1.81 shares of Spectrasite common stock for each Westower share. The merger is subject to the approval of Westower's shareholders and the appropriate regulatory agencies as well as other customary closing conditions. The Company has scheduled a shareholders meeting on September 2, 1999 to request approval by shareholders. There can be no assurance that the merger will be consummated.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO JUNE 30, 1998

The Company's revenues for the three-month period ended June 30, 1999 increased approximately 99% to $25,184,000 from $12,637,000 for the same three-month period in the prior year. The increase in revenues was primarily due to an increased rollout of wireless infrastructure building and implementation activities during the 1999 period and the results of business acquisitions completed after June 30, 1998, accounted for as purchases.

Gross profit, excluding depreciation, for the three-month period ended June 30, 1999 increased approximately 148% to $7,496,000 from $3,028,000 for the same three-month period in the prior year. Gross profit as a percentage of revenue increased to 29.8% for the three months ended June 30, 1999 from 24.0% for the same three months of fiscal 1998. The increase in the gross profit percentage is attributable to an increase in the labor content of revenues. The increase in gross profit is primarily due to the increase in revenues coupled with improved margins.

Selling, general and administrative expenses for the three-month period ended June 30, 1999 increased approximately 213% to $5,128,000 from $1,640,000 for the same three-month period in the prior year. As a percentage of revenues, selling, general and administrative expenses increased to 20.4% in the three months of ended June 30, 1999 compared to 13.0% in the same three months of fiscal 1998. The increase in selling, general and administrative expenses is attributable to the increase in revenues that required additional management and administrative resources and an increase in staffing of the Company for the build-to-suit and tower leasing programs, both of which did not exist in the comparable period in the prior year.

On May 15, 1999, the Company entered into a merger agreement under which Westower will merge with a subsidiary of Spectrasite. In connection with the merger, the Company incurred $1,519,000 in professional fees and other costs. This expense represents 6.0% of revenue for the three months ended June 30, 1999. The Company expects to incur additional expenses in connection with the merger.

Interest and financing expenses for the three-month period ended June 30, 1999 increased approximately 2894% to $928,000 from $31,000 for the same three-month period in the prior year. The increase is due to borrowings made, the proceeds of which have been principally used to acquire companies and towers (See "Liquidity and Capital Resources") and working capital for its build-to-suit and tower leasing programs.

Income tax expense for the three-month period ended June 30, 1999 increased approximately 136% to $503,000 from $213,000 for the same three-month period in the prior year. The increase in income tax expense is primarily the result of non-deductible amortization expense of goodwill recognized in business combinations accounted for as purchases and non-deductible expenses in connection with the merger with Spectrasite in this period compared to the prior period in which the Company merged with entities for which income was taxed directly to the former owners.

NINE MONTHS ENDED JUNE 30, 1999 COMPARED TO JUNE 30, 1998

The Company's revenues for the nine-month period ended June 30, 1999 increased approximately 90% to $68,455,000 from $35,995,000 for the same nine-month period in the prior year. The increase in revenues was primarily due to an increased rollout of wireless infrastructure building and implementation activities during the 1999 period and the results of business acquisitions completed after June 30, 1998 and accounted for as purchases.

Gross profit, excluding depreciation, for the nine-month period ended June 30, 1999 increased approximately 115% to $20,037,000 from $9,336,000 for the same nine-month period in the prior year. Gross profit as a percentage of revenue increased to 29.3% for the first nine months of the fiscal 1999 from 25.9% for the same nine months of fiscal 1998. The increase in the gross profit percentage is attributable to an increase in the labor content of revenues. The increase in gross profit is primarily due to the increase in revenues coupled with improved margins.

Selling, general and administrative expenses for the nine-month period ended June 30, 1999 increased approximately 177% to $13,385,000 from $4,827,000 for the same nine-month period in the prior year. As a percentage of revenues, selling, general and administrative expenses increased to 19.6% in the first nine months of fiscal 1999 compared to 13.4% in the same nine months of fiscal 1999. The increase in selling, general and administrative expenses is attributable to the increase in revenues that required additional management and administrative resources and an increase in staffing of the Company for the build-to-suit and tower leasing programs, both of which did not exist in the comparable period in the prior year.

On May 15, 1999, the Company entered into a merger agreement with Spectrasite. In connection with the merger, the Company incurred $1,519,000 in professional fees and other costs. The total merger expense for the period is $1,596,000. The Company expects to incur additional expenses in connection with the merger.

Interest and financing expenses for the nine-month period ended June 30, 1999 increased approximately 1891% to $2,051,000 from $103,000 for the same nine-month period in the prior year. The increase is due to borrowings made, the proceeds of which have been used to acquire companies and towers (See "Liquidity and Capital Resources") and working capital for its build-to-suit and tower leasing programs.

Income tax expense for the nine-month period ended June 30, 1999 increased approximately 9% to $1,386,000 from $1,270,000 for the same nine-month period in the prior year. The increase in income tax expense is primarily the result of non-deductible amortization expense of goodwill recognized in business combinations accounted for as purchases and non-deductible expenses in connection with the merger with Spectrasite in this period compared to the prior period in which the Company merged with entities for which income was taxed directly to the former owners.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Company had cash of $4,204,000 a decrease from September 30, 1998, of $5,127,000. Working capital was $20,472,000.

The Company used $4,261,000 of cash in its operations during the nine months ended June 30, 1999. Net loss offset by non-cash operating expenses were $2,412,000 and $6,531,000 is reflected in the changes in operating assets and liabilities. During the nine months ended June 30, 1999, the Company used cash of $6,583,000, net of acquired cash, to acquire businesses, and $37,422,000 to purchase property and equipment, principally communications towers.

In October 1997, the Company sold 1,200,000 Units in its initial public offering of securities and received net proceeds of approximately $7,493,000. Each unit consisted of one share of common stock and one warrant to purchase a share of common stock for $9.00. During the seven month transition period ended September 30, 1998, 559,000 warrants were exercised resulting in net proceeds of $4,788,000. During the nine months ended June 30, 1999, nearly all of the remaining warrants were exercised resulting in net proceeds of $7,291,000. Additionally, during the nine months ended June 30, 1999, the Company's underwriters exercised warrants to purchase 162,000 shares of common stock, resulting in net proceeds of $1,123,000.

In June 1998, the Company issued a $15,000,000 principal amount 7% subordinated convertible note ("Subordinated Debt"). Net proceeds were $14,850,000. The note is convertible into 599,000 shares of common stock at $25.03 per share until April 30, 2007. In connection with the Subordinated Debt, the Company granted warrants to purchase 40,000 shares of common stock at $23 per share until April 30, 2007. The Company has used the proceeds to purchase and build communications towers for lease to others, and to acquire other enterprises.

On June 9, 1998, the Company signed a credit agreement with BankBoston, N.A. whereby BankBoston, N.A. committed to providing $75,000,000 principal amount of senior secured revolving credit (the "Credit Facility"). The Credit Facility allows the Company to purchase or construct communications towers for use by third parties and acquire businesses. The Company's ability to utilize the Credit Facility is determined by, among other criteria, its cash flows generated from operations and from tower leasing. During the nine months ended June 30, 1999, the Company borrowed $41.6 million under the Credit Facility. Subsequent to June 30, 1999 the Company borrowed an additional $8.0 million. At June 30, 1999 the amount available under the Credit Facility was $33.4 million, which is subject to projected cash flow to be derived from potential transactions.

On October 22, 1998, the Company exercised its right to acquire certain communications towers for $9.2 million, subject to regulatory approval. The Company received approval and consummated the transaction in May 1999.

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

The Company's future cash requirements for fiscal 1999 and beyond will depend primarily upon the level of wireless infrastructure building and implementation undertaken by the Company, the level of working capital needed to generate the revenues associated with such business plan, and acquisition opportunities. The Company believes that cash on hand and from operations and amounts available under the Credit Facility will be adequate to satisfy its working capital requirements at least through September 1999. In the event the merger with Spectrasite is not consummated, the Company will seek additional financing. However, there can be no assurance that such financing will be available.

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

ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Among other provision, SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 becomes effective for the fiscal years beginning after June 15, 2000.
Management has not yet evaluated the effects that the adoption of SFAS No. 133 will have on its reported financial position or results of operations.


      ITEM 3- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our risk exposure from the period reported in our Form 10-KSB for the Transition Period ended September 30, 1998.

                          PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

               The Company's subsidiary CNG Communications, Inc. ("CNG") is a defendant in an action entitled Commercial
                                                            ----------
               Labor Management, Inc., Mark J. Richardson and Edward
               -----------------------------------------------------
               Torres v. CNG Communications, Inc. and Paul Bishop, No.
               --------------------------------------------------
               99-3192, United States District Court for the Central District of California. The Company acquired CNG in September 1998. Plaintiffs allege that they had a pre-existing agreement to acquire CNG that was breached when the Company acquired CNG by merger. The Plaintiffs are seeking the recovery of damages in an unspecified amount. CNG is contesting the matter vigorously and believes that the allegations are without merit. There has been no material change in the status of the proceeding since the filing of the Company's Quarterly Report for the quarterly period ended March 31, 1999.

ITEM 2.  Changes in Securities and Use of Proceeds.
               None.

ITEM 3.  Defaults Upon Senior Securities.
               None.

ITEM 4.  Submission of Matters to a Vote of Security Holders.
               None.

ITEM 5.  Other Information.
               None.

ITEM 6.  Exhibits and Reports on Form 8-K.

         (a)   Exhibits.  The following exhibits are contained in this report:

               Exhibit    Description of Exhibit
               -------    ----------------------

               2.1 Agreement and Plan of Merger, dated as of May 15, 1999, among Westower Corporation, SpectraSite Holdings, Inc. and W Acquisition Corp. (Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated May 18, 1999.)

               27         Financial Data Schedule.

         (b) Reports on Form 8-K. The following reports on Form 8-K were filed during the quarter ended June 30, 1999:

               1. Form 8-K, dated May 18, 1999, relating to Item 5 (Other Events), announcing that on May 15, 1999, Westower Corporation, SpectraSite Holdings, Inc., a Delaware corporation, and W Acquisition Corp., a Washington corporation and a wholly-owned subsidiary of SpectraSite, entered into an Agreement and Plan of Merger pursuant to which Westower Corporation is to become a wholly-owned subsidiary of SpectraSite Holdings, Inc.

               2. Form 8-K, dated May 28, 1999, relating to Item 2 (Acquisition or Disposition of Assets) relating to the acquisition of certain assets, including telecommunications towers, from the American Television Relay unit of MCI Telecommunications Corporation.

               3. Form 8-K/A (Amendment No. 2), dated June 18, 1999, relating to Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) containing audited financial statements of Summit Communications, LLC and pro forma financial information adjusted to reflect the restated results of operations of Westower Corporation for the six months ended August 31, 1998.

               4. Form 8-K/A (Amendment No. 3), dated June 18, 1999, relating to Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) containing audited financial statements of Cord Communications, Inc. and pro forma financial information adjusted to reflect the restated results of operations of Westower Corporation for the six months ended August 31, 1998.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 23, 1999                       By:    /s/ Peter Lucas
                                                 _______________________________
                                                         Peter Lucas,
                                                         Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit  Description of Exhibit

2.1 Agreement and Plan of Merger, dated as of May 15, 1999, among Westower Corporation, SpectraSite Holdings, Inc. and W Acquisition Corp. (Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated May 18, 1999.)

27        Financial Data Schedule.